Form 10-Q
period 1996-03-31
THOMPSON PBE INC
filed 1996-05-14
CIK 929035

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                               ------------------


                                    FORM 10-Q

(MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the transition period from          to

                    Commission File Number: 0-25038

                                ----------------


                               THOMPSON PBE, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                    95-4215913
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                         4553 GLENCOE AVENUE, SUITE 200
                        MARINA DEL REY, CALIFORNIA 90292
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (310) 306-7112

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                    YES  X    NO
                                        ---      ---

As of May 10, 1996, there were 8,663,421 shares of common stock outstanding.


Total number of sequential pages:  12
                                  ----

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               THOMPSON PBE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                     ASSETS

                                                                             MARCH 31,       SEPTEMBER 30,
                                                                               1996              1995
                                                                               ----              ----
Current assets:
  Cash   .............................................................     $  1,534          $    665
  Accounts receivable (net of allowances
   of $733 and $592)..................................................       16,564            14,195
  Inventory...........................................................       31,323            21,877
  Prepaid expenses and other current assets ..........................        3,384             3,748
                                                                            -------          --------
   Total current assets...............................................       52,805            40,485

Property and equipment, net...........................................        5,383             4,811
Intangible assets, net ...............................................       43,916            35,282
Other assets..........................................................        1,356             1,330
                                                                           --------          --------
                                                                           $103,460           $81,908
                                                                           ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and obligations...................     $  4,309          $  3,759
  Accounts payable....................................................       11,140             8,901
  Accrued expenses and other current liabilities......................        5,828             6,208
                                                                           --------          --------

   Total current liabilities..........................................       21,277            18,868

Long-term debt and obligations, net...................................       30,270            46,084


Stockholders' equity:
  Common stock........................................................            9                 6
  Additional paid-in capital..........................................       61,330            28,277
  Accumulated deficit.................................................       (9,426)          (11,327)
                                                                           --------          --------

   Total stockholders' equity.........................................       51,913            16,956
                                                                           --------          --------

                                                                           $103,460          $ 81,908
                                                                           ========          ========

     See accompanying notes to consolidated condensed financial statements.

                               THOMPSON PBE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 MARCH 31,                   MARCH 31,
                                                         ----------------------        --------------------
                                                          1996          1995           1996          1995
                                                          ----          ----           ----          ----
Net sales............................................    $41,981        $31,019        $79,126      $55,971
Cost of sales........................................     26,479         19,330         49,678       34,861
                                                         -------        -------        -------      -------

Gross profit.........................................     15,502         11,689         29,448       21,110
                                                         -------        -------        -------      -------

Selling, general and administrative expenses.........     12,231          8,813         23,449       16,290
Depreciation.........................................        436            350            855          643
Amortization of intangible assets....................        525            351          1,008          728
Interest expense.....................................        542            597            886        1,181
                                                         -------        -------        -------      -------

      Total..........................................     13,734         10,111         26,198       18,842
                                                         -------        -------        -------      -------
Income before income taxes
  and extraordinary item.............................      1,768          1,578          3,250        2,268
Provision for income taxes...........................        734             --          1,349           --
                                                         -------        -------        -------      -------

Income before extraordinary item.....................      1,034          1,578          1,901        2,268

Extraordinary item - early extinguishment of debt....         --             --             --         (445)
                                                         -------        -------        -------      -------

Net income...........................................    $ 1,034        $ 1,578        $ 1,901      $ 1,823
                                                         =======        =======        =======      =======
PER SHARE DATA:
Income before extraordinary item.....................      $0.12          $0.24          $0.21        $0.20
Extraordinary item - early extinguishment of debt....         --             --             --       $(0.08)
Net income per common and common
  equivalent share after redemption of
  redeemable stock...................................      $0.12          $0.24          $0.21        $0.13

Weighted average common and
  common equivalent shares...........................      8,903          6,610          8,861        5,931

COMPUTATION OF NET INCOME USED IN COMPUTING EARNINGS PER SHARE DATA

Income before income taxes and extraordinary item....    $ 1,768        $ 1,578        $ 3,250      $ 2,268
Redemption of redeemable stock.......................         --             --             --       (1,000)
Dividends accrued on preferred stock and
  redeemable preferred stock................. .  .            --             --             --          (78)
                                                         -------        -------        -------      -------
Income after redemption of redeemable stock,
  but before income taxes and extraordinary item .         1,768          1,578          3,250        1,190
Provision for income taxes...........................        734            --          1,349           --
                                                         -------        -------        -------      -------
Income before extraordinary item.....................      1,034          1,578          1,901        1,190
Extraordinary item - early extinguishment of debt ...         --             --             --         (445)
                                                         -------        -------        -------      -------
Net income after redemption of
  redeemable stock...................................    $ 1,034        $ 1,578        $ 1,901      $   745
                                                         =======        =======        =======      =======

     See accompanying notes to consolidated condensed financial statements.

                               THOMPSON PBE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   SIX MONTHS ENDED
                                                                                       MARCH 31,
                                                                               ----------------------
                                                                               1996              1995
                                                                               ----              ----
Cash flows from operating activities:
Net income ...........................................................     $  1,901          $  1,823
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization.......................................        1,863             1,371
  Extraordinary item - early extinguishment of debt...................           --               445
  Changes in operating assets and liabilities.........................       (5,697)           (6,144)
                                                                           --------          --------

Net cash used for operating activities................................       (1,933)           (2,505)
                                                                           --------          --------

Cash flows from investing activities:
Purchases of property and equipment...................................         (994)             (722)
Cash paid to acquire companies........................................      (11,064)          (11,270)
Increase in other assets..............................................          (26)             (480)
                                                                           --------          --------

Net cash used for investing activities................................      (12,084)          (12,472)
                                                                           --------          --------

Cash flows from financing activities:
Net borrowings under line of credit...................................       16,092            16,174
Payment of financing fees and costs...................................           --              (754)
Repayment of long term debt and obligations...........................      (34,431)          (14,455)
Redemption of redeemable capital stock................................           --           (10,704)
Net proceeds from issuance of common stock............................       33,225            24,394
                                                                           --------          --------

Net cash provided by financing activities.............................       14,886            14,655
                                                                           --------          --------

Net increase (decrease) in cash.......................................          869              (322)
Cash, beginning of period.............................................          665               564
                                                                           --------          --------

Cash, end of period...................................................     $  1,534          $    242
                                                                           ========          ========

     See accompanying notes to consolidated condensed financial statements.

                               THOMPSON PBE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  GENERAL

    The consolidated condensed financial statements include the accounts of Thompson PBE, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated condensed financial statements are unaudited. In the opinion of management, such financial statements include all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. These consolidated condensed financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the fiscal year ended September 30, 1995 included in the Company's Annual Report on Form 10-K. The results of operations for the three-month and six month periods presented are not necessarily indicative of results that may be expected for the full year.

2.  COMPUTATION OF EARNINGS PER SHARE

    Net income per share information is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options and warrants using the treasury stock method. Under this method, primary net income per share is computed as if options and warrants were exercised at the beginning of the period (or at time of issuance, if later) and as if the funds obtained thereby were used to purchase common stock at the average fair value per common share during the period.

    Net income used in computing the "Earnings Per Share Data" for the six months ended March 31, 1995 has been reduced by the amount of dividends accrued during that period on preferred stock and mandatorily redeemable common stock outstanding prior to the Company's initial public offering. All such shares were redeemed in November 1994 in connection with the closing of that offering.

3.  STATEMENTS OF CASH FLOWS

    Increases (decreases) in operating cash flows arising from changes in operating assets and liabilities, net of the effect of businesses acquired, consist of the following (in thousands):

                                                      Six Months Ended
                                                          March 31,
                                                     -------------------
                                                     1996           1995
                                                     ----           ----
Accounts receivable............................   $  (286)       $  (708)
Inventory......................................    (5,294)        (2,675)
Prepaid expenses and other current assets......      (533)          (881)
Accounts payable...............................     1,188           (404)
Accrued expenses and other liabilities.........      (772)        (1,476)
                                                  --------       --------
                                                  $(5,697)       $(6,144)
                                                  =======        =======

    Cash paid for interest during the six months ended March 31, 1996 and 1995 was $767,000 and $594,000, respectively. Cash paid for income taxes during the six months ended March 31, 1996 and 1995 was $1,204,000 and $180,000, respectively.

                               THOMPSON PBE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


4.  ACQUISITIONS OF COMPANIES

    The Company acquired six businesses during the six months ended March 31, 1996. The Company also acquired three additional businesses subsequent to March 31, 1996. The businesses acquired, the date of acquisition and the geographic locations of the acquired businesses since September 30, 1995 are as follows:

Southern California Division
A&H Paint & Equipment Co.                   April 1996             Gardena, California

Northern California Division
Santa Clara Color, Inc.                     December 1995          Santa Clara, California

Southeast Division
Auto Paint & Equipment Co., Inc.            January 1996           Winston Salem, North Carolina
Central Oil & Supply Co., Inc.              January 1996           Florence, South Carolina
Automotive Paint and Supply, Inc.           February 1996          Myrtle Beach, South Carolina
Auto Colorco, Inc.                          March 1996             Cullman, Alabama
Ralco Equipment Company                     April 1996             Tallahassee, Florida

Mid-Atlantic  Division
Automotive Paint & Supply Co., Inc.         April 1996             Roanoke, Virginia


NorthEast Division
McNeil & Sons Auto Paint, Inc.              March 1996             Worcester, Massachusetts

The acquired companies operated 32 distribution sites prior to their acquisition by the Company, with historical annual revenues in their most recent fiscal years totaling approximately $43 million.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and accompanying notes, included in
Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 1995 contained in the Company's Annual Report on Form 10-K.

    In October 1995, the Company completed a secondary public offering of its common stock. A total of 3,450,000 shares were sold, of which 2,271,475 were sold by the Company. The Company realized gross proceeds, net of the underwriters' discounts, of $34.3 million. The net proceeds of the public offering were used to repay debt outstanding under the Company's credit agreement with Heller Financial, Inc. (the "1995 Credit Agreement").

    A key component of the Company's business strategy is to make add-on acquisitions to augment its existing divisions and, if and when attractive opportunities become available, to enter new geographic markets. As described in
Note 4 to the Condensed Consolidated Condensed Financial Statements, the Company has completed the acquisition of nine businesses subsequent to September 30, 1995. The businesses acquired had combined annual sales for their most recent fiscal years of approximately $43.0 million. In the ordinary course of its business, the Company regularly evaluates, and enters into negotiations relating to, potential acquisition opportunities. See Note 4 to the Consolidated Condensed Financial Statements and "- Liquidity and Capital Resources."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT.)


SEASONALITY AND OTHER VARIATIONS IN BUSINESS RESULTS

    The Company's sales and operating results have historically varied substantially from quarter to quarter due to certain factors and the Company expects certain of these fluctuations to continue. Among these factors have been the timing of acquisitions, the promptness with which the Company integrates acquired businesses, seasonal buying patterns of the Company's customers, weather, and the timing of supplier price increases and other incentive programs. Historically, sales have slowed in the fall and early winter of each year largely due to weather and the reduced number of business days during the holiday season. As a result, financial performance for the Company's distribution sites is generally lower during the first and second fiscal quarters than during the other quarters of the fiscal year. In addition, the timing of acquisitions may cause substantial fluctuations of operating results from quarter to quarter. The Company's sales and operating results also vary due to changes affecting the domestic wholesale aftermarket for automotive paint and related supplies, such as the volume of warranty repair work and the level of new and used car sales. Among other things, the Company believes that the domestic wholesale aftermarket for automotive paint and related supplies was adversely affected throughout calendar year 1995 by steps taken by the major U.S. automobile manufacturers to substantially reduce multi-year warranty programs as well as by decreased new car sales resulting in fewer trade-ins (thereby reducing refurbishment work by dealers).

RESULTS OF OPERATIONS

    Net sales. For the three months ended March 31, 1996, net sales increased by $11.0 million, or 35.3%, to $42.0 million from $31.0 million for the three months ended March 31, 1995. For the six months ended March 31, 1996, net sales increased by $23.2 million, or 41.4%, to $79.1 million from $56.0 million for the six months ended March 31, 1995. The increases in revenue were primarily attributable to net sales resulting from acquisitions completed since March 31, 1995. Sales in existing operations were down slightly for the quarter and relatively flat for the six months from the prior year comparable periods, with increased selling prices offsetting a slight decrease in volume. See" - Seasonality and Other Variations in Business Results."

    Gross profit. Gross profit for the three months and six months ended March 31, 1996 increased to $15.5 million and $29.4 million from $11.7 million and $21.1 million, respectively, for the comparable periods in 1995. Gross profit as a percentage of net sales of 36.9% and 37.2% for the three months and six months ended March 31, 1996, respectively, decreased from gross profit as a percentage of net sales of 37.7% for both the comparable periods in 1995. The reduction in gross profit margins is attributable to variations in vendor discount and rebate programs, the effects of changing manufacturer paint lines of certain acquired businesses and to increases in discounts granted to certain large customers in certain geographic markets.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased to $12.2 million and $23.4 million for the three months and six months ended March 31, 1996 from $8.8 million and $16.3 million, respectively, for the comparable periods in 1995. For the three months and six months ended March 31, 1996, selling, general and administrative expenses were 29.1% and 29.6% of net sales as compared to 28.4% and 29.1% of net sales for the three months and six months ended March 31, 1995, respectively. The increase in selling, general and administrative expenses as a percentage of net sales for the three months and six months ended March 31, 1996 as compared to the year earlier periods is primarily attributable to the effects of increased management infrastructure.

    The absolute increase in selling, general and administrative expenses reflects not only the increase in costs necessary to support the Company's rapid growth, but also the additional administrative burden associated with the acquisition of two new geographic regions. Selling, general and administrative expenses were favorably impacted by $541,000 (on a pre-tax basis) in the six months ended March 31, 1996 as the costs of equipment furnished to customers are being amortized over eighteen months commencing in fiscal 1996, whereas previously they had been expensed as incurred. Such a reduction in selling costs was partially offset by an increase in marketing costs related to the development of national sales and training programs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT.)

    Depreciation and Amortization expense. Depreciation expense increased to $436,000 in the three months ended March 31, 1996 from $350,000 in the three months ended March 31, 1995. Depreciation expense increased to $855,000 in the six months ended March 31, 1996 from $643,000 in the six months ended March 31, 1995. The increase in depreciation expense is attributable to an increase in fixed assets related to the expanded operations of the Company. Amortization expense for the three months March 31, 1996 increased to $525,000 from $351,000 for the three months ended March 31, 1995. Amortization expense for the six months March 31, 1996 increased to $1,008,000 from $728,000 for the six months ended March 31, 1995. These results reflect the net effect of an increase in amortization expense relating to goodwill, offset by a decrease in amortization expense relating to consulting agreements and covenants not to compete with former employees of certain acquired companies. Depreciation and amortization expenses are expected to continue to increase from period to period as a result of continued acquisition activity by the Company.

    Interest expense. Interest expense decreased to $542,000 and $886,000 for the three months and six months ended March 31, 1996, respectively, from $597,000 and $1,181,000 in the comparable periods in 1995. The decrease in interest expense reflects a reduction in the average debt outstanding as compared to the year earlier periods. Interest expense in future periods will be dependent upon fluctuations in outstanding debt balances, prevailing interest rates and changes in the Company's ratio of senior debt to operating cash flow. See "- Liquidity and Capital Resources."

    Extraordinary item - early extinguishment of debt. A non-cash charge in the amount of $445,000 was recorded in the three months ended December 31, 1994 in connection with the write-off of certain unamortized deferred financing costs related to loans which were repaid from proceeds of the Company's initial public offering in November 1994.

    Provision for income taxes. No provision for income taxes was recognized for the three months and six months ended March 31, 1995 as current taxes payable for such period were offset by decreases in the Company's valuation allowance applicable to its deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity and capital resources have been significantly impacted by acquisitions commencing with the initial acquisition of Thompson Lacquer Company in May 1989. The Company historically has financed its business activities and acquisitions principally through a combination of secured and seller-provided borrowings, augmented by internally generated cash flow. In October 1995, the Company completed a secondary public offering of its Common Stock. A total of 3,450,000 shares were sold, of which 2,271,475 were sold by the Company. The Company realized gross proceeds, net of the underwriters' discounts, of $34.3 million. The proceeds of the public offering were used to repay debt outstanding under the 1995 Credit Agreement with Heller Financial, Inc.

    The Company had working capital of $31.5 million at March 31, 1996. In addition to working capital, the Company's principal source of liquidity was the 1995 Credit Agreement which provides for borrowings in an aggregate amount not to exceed $50 million. As of March 31, 1996, the Company had available to it revolving credit loans of $8.0 million and acquisition loans of $14.9 million under the 1995 Credit Agreement.

    Cash used by operating activities was $1.9 million for the six months ended March 31, 1996 as compared to $2.5 million for the year earlier period. The change in cash used for operations for the six months ended March 31, 1995 as compared to the year earlier period is attributable primarily to the timing of payments for inventory purchases and accrued liabilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT.)

    The Company's investing activities used cash totaling $11.1 million to acquire businesses during the six months ended March 31, 1996, as compared to a use of cash of $11.3 million to acquire businesses during the six months ended March 31, 1995. In addition, the Company had capital expenditures of $994,000 and $722,000 in the six months ended March 31, 1996 and 1995, respectively. Capital expenditures were primarily for refurbishment of distribution sites, upgrades of computer systems and the replacement of delivery vehicles.

    Management of the Company presently believes that cash flow from operations, together with present sources of liquidity and borrowing capacity under its 1995 Credit Agreement, will be sufficient to support operations and general business and liquidity requirements for the foreseeable future. The Company, in the ordinary course of its business, regularly evaluates, and enters into negotiations relating to, potential acquisition opportunities. To finance future acquisitions, the Company expects to utilize its 1995 Credit Agreement, seller financing and cash flow from operations. Depending on market conditions, the Company may also incur additional indebtedness or issue equity securities. There can be no assurance that such additional capital, if and when required, will be available on terms acceptable to the Company, or at all.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
           Not applicable.

ITEM 2.  CHANGES IN SECURITIES
           Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
           Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           Not applicable.

ITEM 5.  OTHER INFORMATION
           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

                                                           Sequential
                     Description                           Page Number
                     -----------                           -----------

Exhibit 11.1         Computation of Net Income per
                     Common and Common
                     Equivalent Share.                         11

(b)  REPORTS ON FORM 8-K

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THOMPSON PBE, INC.
                                        (Registrant)


Date:  May 13, 1996                     /s/ Charles E. Barrantes
                                        ----------------------------------------
                                        Charles E. Barrantes
                                        Executive Vice President and
                                        Chief Financial Officer



                                        /s/ Michael O'Donovan
                                        ----------------------------------------
                                        Michael O'Donovan
                                        Vice President and Corporate Controller
                                        (Principal Accounting Officer)