Form 10-Q
period 1996-06-30
THOMPSON PBE INC
filed 1996-08-14
CIK 929035

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

                  For the quarterly period ended June 30, 1996

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from _______ to _________

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

                                 YES  X  NO
                                     ---    ---


As of August 11, 1996, there were 8,692,438 shares of common stock outstanding.


Total number of sequential pages:  14
                                  ----

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               THOMPSON PBE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                          ASSETS
                                                              JUNE 30,      SEPTEMBER 30,
                                                                1996            1995
                                                                ----            ----
Current assets:
  Cash ................................................       $    805        $    665
  Accounts receivable (net of allowances
   of $898 and $592) ..................................         18,830          14,195
  Inventory ...........................................         34,916          21,877
  Prepaid expenses and other current assets ...........          5,140           3,748
                                                              --------        --------
   Total current assets ...............................         59,691          40,485

Property and equipment, net ...........................          7,320           4,811
Intangible assets, net ................................         51,397          35,282
Other assets ..........................................          1,366           1,330
                                                              --------        --------
                                                              $119,774        $ 81,908
                                                              ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and obligations ...       $  5,814        $  3,759
  Accounts payable ....................................         12,617           8,901
  Accrued expenses and other current liabilities ......          4,999           6,208
                                                              --------        --------

   Total current liabilities ..........................         23,430          18,868

Long-term debt and obligations ........................         42,687          46,084
                                                              --------        --------

   Total liabilities ..................................         66,117          64,952

Commitments ...........................................

Stockholders' equity:
  Common stock ........................................              9               6
  Additional paid-in capital ..........................         61,429          28,277
  Accumulated deficit .................................         (7,781)        (11,327)
                                                              --------        --------


   Total stockholders' equity .........................         53,657          16,956
                                                              --------        --------

                                                              $119,774        $ 81,908
                                                              ========        ========

     See accompanying notes to consolidated condensed financial statements.

                               THOMPSON PBE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                                   --------                     --------
                                                              1996           1995          1996            1995
                                                              ----           ----          ----            ----
Net sales ...........................................       $48,958        $37,235       $128,084        $93,206
Cost of sales .......................................        30,627         23,336         80,305         58,197
                                                            -------        -------       --------        -------

Gross profit ........................................        18,331         13,899         47,779         35,009
                                                            -------        -------       --------        -------

Selling, general and administrative expenses ........        13,684         10,158         37,133         26,447
Depreciation ........................................           490            379          1,345          1,023
Amortization of intangible assets ...................           590            430          1,598          1,158
Interest expense ....................................           756            837          1,642          2,018
                                                            -------        -------       --------        -------

      Total .........................................        15,520         11,804         41,718         30,646
                                                            -------        -------       --------        -------
Income before provision for income
  taxes and extraordinary item ......................         2,811          2,095          6,061          4,363
Provision for income taxes ..........................         1,166             --          2,515             --
                                                            -------        -------       --------        -------

Income before extraordinary item ....................         1,645          2,095          3,546          4,363

Extraordinary item - early extinguishment of debt ...            --             --             --           (445)
                                                            -------        -------       --------        -------

Net income ..........................................       $ 1,645        $ 2,095       $  3,546        $ 3,918
                                                            =======        =======       ========        =======


PER SHARE DATA:
Income before extraordinary item ....................       $  0.19        $  0.31       $   0.40        $  0.53
Extraordinary item - early extinguishment of debt ...                                                    $ (0.07)
Net income per common and common
  equivalent share after redemption of
  redeemable capital stock ..........................       $  0.19        $  0.31       $   0.40        $  0.46

Weighted average common and
common equivalent shares ............................         8,834          6,667          8,849          6,190



COMPUTATION OF NET INCOME USED IN COMPUTING EARNINGS PER SHARE DATA
Income before taxes and extraordinary item ..........       $ 2,811        $ 2,095       $  6,061        $ 4,363
Redemption of redeemable stock ......................            --             --             --         (1,000)
Dividends accrued on preferred stock and
  redeemable preferred stock ........................            --             --             --            (78)
                                                            -------        -------       --------        -------
Income after redemption of redeemable stock, but
  before income taxes and extraordinary item ........         2,811          2,095             --          3,285
Provision for income taxes ..........................        (1,166)            --         (2,515)            --
                                                            -------        -------       --------        -------
Income before extraordinary item ....................         1,645          2,095          3,546          3,285
Extraordinary item - early extinguishment of debt ...            --             --             --           (445)
                                                            -------        -------       --------        -------
Net income after redemption of
  redeemable stock ..................................       $ 1,645        $ 2,095       $  3,546        $ 2,840
                                                            =======        =======       ========        =======





     See accompanying notes to consolidated condensed financial statements.

                               THOMPSON PBE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                      NINE MONTHS ENDED
                                                                          JUNE 30,
                                                                          --------
                                                                    1996            1995
                                                                    ----            ----
Cash flows from operating activities:
Net income ................................................       $  3,546        $  3,918
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization ...........................          2,944           2,181
  Changes in deferred income taxes ........................                         (1,928)
  Extraordinary item - early extinguishment of debt .......                            445
  Changes in operating assets and liabilities  (Note 3) ...         (9,297)         (3,096)
                                                                  --------        --------

Net cash provided by (used for) operating activities ......         (2,807)          1,520
                                                                  --------        --------

Cash flows from investing activities:
Purchases of property and equipment .......................         (1,320)         (1,187)
Cash paid to acquire companies ............................        (17,669)        (21,244)
Increase in other assets ..................................            (34)            (85)
                                                                  --------        --------

Net cash provided by (used for) investing activities ......        (19,023)        (22,516)
                                                                  --------        --------

Cash flows from financing activities:
Net borrowings (repayment) under line of credit ...........         24,268          (4,911)
Payment of financing fees and costs .......................                           (754)
Issuance of long term debt ................................                         28,359
Repayment of long term obligations ........................        (35,523)        (15,042)
Redemption of redeemable capital stock ....................                        (10,704)
Net proceeds from issuance of common stock ................         33,225          24,394
                                                                  --------        --------

Net cash provided by financing activities .................         21,970          21,342
                                                                  --------        --------

Net increase (decrease) in cash ...........................            140             346
Cash, beginning of period .................................            665             564
                                                                  --------        --------

Cash, end of period .......................................       $    805        $    910
                                                                  ========        ========




     See accompanying notes to consolidated condensed financial statements.

                               THOMPSON PBE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  GENERAL

    The consolidated condensed financial statements include the accounts of Thompson PBE, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated condensed financial statements are unaudited. In the opinion of management, such financial statements include all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. These consolidated condensed financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the fiscal year ended September 30, 1995 included in the Company's Annual Report on Form 10-K. The results of operations for the three month and nine month periods presented is not necessarily indicative of results that may be expected for the full year.


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

    Income used in computing the "Per Share Data" for the nine months ended June 30, 1995 has been reduced by the amount of dividends accrued during that period on preferred stock and mandatorily redeemable common stock outstanding prior to the Company's initial public offering. All such shares were redeemed in November 1994 in connection with the closing of that offering.

3.  STATEMENTS OF CASH FLOWS

    Increases (decreases) in operating cash flows arising from changes in operating assets and liabilities, net of the effect of businesses acquired, consist of the following (in thousands):

                                                            Nine Months Ended
                                                                June 30,
                                                                --------
                                                          1996             1995
                                                          ----             ----
Accounts receivable ..........................         $  (958)         $(1,657)
Inventory ....................................          (7,735)          (1,575)
Prepaid expenses and other current assets ....            (861)            (760)
Accounts payable .............................           1,420              264
Other accrued liabilities ....................          (2,053)            (853)
Income taxes payable .........................             890            1,485
                                                       -------          -------
                                                       $(9,297)         $(3,096)
                                                       =======          =======

    Cash paid for interest during the nine months ended June 30, 1996 and 1995 was $1,417,000 and $1,497,000, respectively. Cash paid for income taxes for the nine months ended June 30, 1996 and 1995 was $1,535,000 and $443,000, respectively.

                               THOMPSON PBE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


4.  ACQUISITIONS OF COMPANIES

      The Company acquired ten businesses during the nine months ended June 30, 1996. The businesses acquired, the date of acquisition and the geographic locations of the acquired businesses are as follows:

California Division
- -------------------
Santa Clara Color, Inc.                   December 1995       Santa Clara, California
A & H Paint & Equipment Co.               April 1996         Gardena, California

Southeast Division
- ------------------
Auto Paint & Equipment Co., Inc.          January 1996        Winston Salem, North Carolina
Central Oil & Supply Co., Inc.            January 1996        Florence, South Carolina
Automotive Paint and Supply, Inc.         February 1996       Myrtle Beach, South Carolina
Auto Colorco, Inc.                        March 1996          Cullman, Alabama
Ralco Equipment Company                   April 1996          Tallahassee, Florida
Hialeah Painters, Inc. /
  South Florida All Paints, Inc.          June 1996           Hialeah, Florida

Mid-Atlantic Division
- ---------------------
Automotive Paint & Supply Co., Inc.       April 1996          Roanoke, Virginia

Northeast Division
- ------------------
McNeil & Sons Auto Paint, Inc.            March 1996          Worcester, Massachusetts

The acquired companies operated 34 distribution sites prior to their acquisition by the Company, with historical annual revenues in their most recent fiscal years totaling approximately $48 million.


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

    In October 1995, the Company completed a secondary public offering of its common stock. A total of 3,450,000 shares were sold, of which 2,271,475 were sold by the Company. The Company realized gross proceeds, net of the underwriters' discounts, of $34.3 million. The net proceeds of the public offering were used to repay debt outstanding under the Company's credit agreement with Heller Financial, Inc. as agent and lender (the "1995 Credit Agreement").

    A key component of the Company's business strategy is to make add-on acquisitions to augment its existing divisions and, if and when attractive opportunities become available, to enter new geographic markets. As described in
Note 4 to the Condensed Consolidated Condensed Financial Statements, the Company has completed the acquisition of ten businesses subsequent to September 30, 1995. The businesses acquired had combined annual sales for their most recent fiscal years of approximately $48.0 million. In the ordinary course of its business, the Company regularly evaluates, and enters into negotiations relating to, potential acquisition opportunities. See Note 4 to the Consolidated Condensed Financial Statements and "- Liquidity and Capital Resources."

    This Report includes certain forward-looking statements regarding, among other things, future operations and business performance of the Company which are subject to significant risks and uncertainties. In addition to the matters discussed herein, reference is made to the matters discussed under the caption "Business -- Business Risks" for certain additional factors which will potentially impact the future business results of the Company.

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

RESULTS OF OPERATIONS

    Net sales. For the three months ended June 30, 1996, net sales increased by $11.7 million, or 31.5%, to $49.0 million from $37.2 million for the three months ended June 30, 1995. For the nine months ended June 30, 1996, net sales increased by $34.9 million, or 37.4%, to $128.1 million from $93.2 million for the nine months ended June 30, 1995. The increases in revenue were primarily attributable to net sales resulting from acquisitions completed since June 30, 1995. Sales in existing operations increased slightly compared to the prior year period, with a decrease in volume being more than offset by increased selling prices. See" - Seasonality and Other Variations in Business Results."

    Gross profit. Gross profit for the three months and nine months ended June 30, 1996 increased to $18.3 million and $47.8 million from $13.9 million and $35.0 million, respectively, for the comparable periods in 1995. Gross profit as a percentage of net sales of 37.4% and 37.3% for the three months and nine months ended June 30, 1996, respectively, varied slightly from gross profit as a percentage of net sales of 37.3% and 37.6% for the comparable periods in 1995. Gross profit varies from period to period as a result of, among other factors, increased selling prices arising from vendor price increases, discount and rebate programs of large suppliers to the Company, the effects of changing manufacturer paint lines of certain acquired businesses, and fluctuations in discounts granted to large customers in certain geographic markets in which the Company operates.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased to $13.7 million and $37.1 million for the three months and nine months ended June 30, 1996 from $10.2 million and $26.4 million, respectively, for the comparable periods in 1995. For the three months and nine months ended June 30, 1996, selling, general and administrative expenses were 28.0% and 29.0% of net sales as compared to 27.3% and 28.4% of net sales for the three months and nine months ended June 30, 1995, respectively. The increase in selling, general and administrative expenses as a percentage of net sales for the three months and nine months ended June 30, 1996 as compared to the year earlier periods is primarily attributable to the effects of increased management infrastructure.

    The absolute increase in selling, general and administrative expenses reflects not only the increase in costs necessary to support the Company's rapid growth, but also the additional administrative burden associated with the acquisition of businesses located in two new geographic regions. Selling, general and administrative expenses were favorably impacted by $611,000 (on a pre-tax basis) in the nine months ended June 30, 1996 as the costs of equipment furnished to customers are being amortized over eighteen months commencing in fiscal 1996, whereas previously they had been expensed as incurred. Such a reduction in selling costs was partially offset by an increase in marketing costs related to the development of national sales and training programs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT.)

    Depreciation and Amortization expense. Depreciation expense increased to $490,000 in the three months ended June 30, 1996 from $379,000 in the three months ended June 30, 1995. Depreciation expense increased to $1,345,000 in the nine months ended June 30, 1996 from $1,023,000 in the nine months ended June 30, 1995. The increase in depreciation expense is attributable to an increase in fixed assets related to the expanded operations of the Company. Amortization expense for the three months ended June 30, 1996 increased to $590,000 from $430,000 for the three months ended June 30, 1995. Amortization expense for the nine months June 30, 1996 increased to $1,598,000 from $1,158,000 for the nine months ended June 30, 1995. The increase reflects the net effect of an increase in amortization expense relating to goodwill, offset by a decrease in amortization expense relating to consulting agreements and covenants not to compete with former employees of certain acquired companies. Depreciation and amortization expenses are expected to continue to increase from period to period as a result of continued acquisition activity by the Company.

     Interest expense. Interest expense decreased to $756,000 and $1,642,000 for the three months and nine months ended June 30, 1996, respectively, from $837,000 and $2,018,000 in the comparable periods in 1995. The decrease in interest expense reflects a reduction in the average debt outstanding as compared to the year earlier periods. Interest expense in future periods will be dependent upon fluctuations in outstanding debt balances, prevailing interest rates and changes in the Company's ratio of senior debt to operating cash flow. See "- Liquidity and Capital Resources."

    Extraordinary item - early extinguishment of debt. A non-cash charge in the amount of $445,000 was recorded in the three months ended December 31, 1994 in connection with the write-off of certain unamortized deferred financing costs related to loans which were repaid from proceeds of the Company's initial public offering in November 1994.

    Provision for income taxes. No provision for income taxes was recognized for the three months and nine months ended June 30, 1995 as current taxes payable for such period were offset by decreases in the Company's valuation allowance applicable to its deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity and capital resources have been significantly impacted by acquisitions commencing with the initial acquisition of Thompson Lacquer Company in May 1989. The Company historically has financed its business activities and acquisitions principally through a combination of secured and seller-provided borrowings, augmented by internally generated cash flow. In October 1995, the Company completed a secondary public offering of its Common Stock. A total of 3,450,000 shares were sold, of which 2,271,475 were sold by the Company. The Company realized gross proceeds, net of the underwriters' discounts, of $34.3 million. The proceeds of the public offering were used to repay debt outstanding under the Company's 1995 Credit Agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT.)

    The Company had working capital of $36.3 million at June 30, 1996. In addition to working capital, the Company's principal source of liquidity was the 1995 Credit Agreement. In late July 1996, the 1995 Credit Agreement was amended to increase the amount available for borrowings under it to an aggregate amount of $75 million, consisting of (i) a revolving credit facility of $18.0 million,
(ii) a term loan of $30.0 million, and (iii) an acquisition loan facility of $27.0 million. The majority of debt outstanding under the agreement at the date of the amendment was converted into the term loan portion of the credit facility. As of July 30, 1996 the Company had available to it revolving credit loans and acquisition loans of $42.9 million under the amended 1995 Credit Agreement.

    Cash used by operating activities was $2.8 million for the nine months ended June 30, 1996 as compared to cash provided by operations of $1.5 million for the year earlier period. The change in cash used for operations for the nine months ended June 30, 1995 as compared to the year earlier period is attributable primarily to a use of cash in connection with increases in inventory balances. At June 30, 1996 the Company's Southeast division was in a transition period of changing its inventory replenishment methods from a centralized distribution method to a method under which manufacturers ship products directly to the Company's distribution sites.

    The Company's investing activities used cash totaling $17.7 million to acquire businesses during the nine months ended June 30, 1996, as compared to a use of cash of $21.2 million to acquire businesses during the nine months ended June 30, 1995. In addition, the Company had capital expenditures of $1,320,000 and $1,187,000 in the nine months ended June 30, 1996 and 1995, respectively. Capital expenditures were primarily for refurbishment of distribution sites, upgrades of computer systems and the replacement of delivery vehicles.

    Management of the Company presently believes that cash flow from operations, together with present sources of liquidity and borrowing capacity under its 1995 Credit Agreement, will be sufficient to support operations and general business and liquidity requirements for at least the next twelve months. The Company, in the ordinary course of its business, regularly evaluates, and enters into negotiations relating to, potential acquisition opportunities. To finance future acquisitions, the Company expects to utilize its 1995 Credit Agreement, as amended, seller financing and cash flow from operations. Depending on market conditions, the Company may also incur additional indebtedness or issue equity securities. There can be no assurance that such additional capital, if and when required, will be available on terms acceptable to the Company, or at all.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

             Not applicable.

ITEM 2.    CHANGES IN SECURITIES

             Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a) The Registrant's annual meeting of stockholders was held on
                 February 15, 1996.

             (b) The following directors were elected at the meeting:

                                                  For      Withheld
                                                  ---      --------
             D. Hunt Ramsbottom, Jr.        7,026,324        18,050
             Mortimer A. Kline, III         7,025,094        19,280
             Frank C. Alexander             7,021,124        23,250
             David L. Ferguson              7,027,124        17,250
             John D. Roach                  7,021,124        23,250
             Louis A. Simpson               7,027,124        17,250

             (c) The other matters voted upon at the meeting and results of those votes were as follows:

                                                          For        Opposed      Abstained      Broker Non-Votes
                                                          ---        -------      ---------      ----------------
             To approve an amendment                  5,616,995    1,236,948       9,931         180,500
             to the Company's 1994 Stock
             Option Plan to increase the
             shares reserved for issuance to
             965,000 shares.

                                                          For        Opposed      Abstained      Broker Non-Votes
                                                          ---        -------      ---------      ----------------
             To approve adoption of the               6,796,254       64,669       2,951         180,500
             Company's Stock Option
             Plan for Outside Directors.

The foregoing matters are described in more detail in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders dated January 5, 1996.


ITEM 5.    OTHER INFORMATION

             None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

                                                                     Sequential
                Description                                          Page Number
                -----------                                          -----------
Exhibit 11.1    Computation of Net Income per Common and Common
                Equivalent Share.                                        13


(b)  REPORTS ON FORM 8-K

           None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THOMPSON PBE, INC.
                                        (Registrant)



Date:  August 13, 1996                  /s/  Charles E. Barrantes
                                        ----------------------------------------
                                        Charles E. Barrantes
                                        Executive Vice President and
                                        Chief Financial Officer



                                        /s/  Michael  O'Donovan
                                        ----------------------------------------
                                        Michael O'Donovan
                                        Vice President and Corporate Controller
                                        (Principal  Accounting Officer)