Form 10-K405
period 1996-09-30
THOMPSON PBE INC
filed 1997-01-13
CIK 929035

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549
                             ----------------------

                                    FORM 10-K
(MARK ONE)
      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from _______ to _________

                         COMMISSION FILE NUMBER 0-25038
                             ----------------------
                               THOMPSON PBE, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      95-4215913
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                         4553 GLENCOE AVENUE, SUITE 200
                        MARINA DEL REY, CALIFORNIA 90292
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (310) 306-7112

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ X ]

         As of December 31, 1996 the aggregate market value of voting stock held by non-affiliates was approximately $29,985,600 (based upon the last reported sales price of the Common Stock as reported by Nasdaq). Shares of Common Stock held by each executive officer, director and holders of greater than 10% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

         As of December 31, 1996, there were 8,640,354 shares of the Registrant's Common Stock outstanding.

         Documents Incorporated by Reference: Proxy Statement for the 1997 Annual Meeting of Stockholders, incorporated partially in Part III hereof.

         This Report contains a total of 81 pages. The Exhibit Index appears on page 26.
================================================================================

                               THOMPSON PBE, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                  For the fiscal year ended September 30, 1996

                                                                                                  Page
                                                                                                  ----
                                     PART I

Item 1.  Business ...............................................................................    3
Item 2.  Properties .............................................................................   13
Item 3.  Legal Proceedings ......................................................................   13
Item 4.  Submission of Matters to a Vote of Security Holders ....................................   14

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters....................................................................   14
Item 6.  Selected Financial Data ................................................................   15
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..................................................................   17
Item 8.  Financial Statements and Supplementary Data ............................................   24
Item 9.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure...................................................................   24

                                    PART III

Item 10. Directors and Executive Officers of the Registrant .....................................   25
Item 11. Executive Compensation .................................................................   25
Item 12. Security Ownership of Certain Beneficial Owners and Management .........................   25
Item 13. Certain Relationships and Related Transactions .........................................   25

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......................   26

                                     PART I

ITEM 1.      BUSINESS

GENERAL

     The Company is the nation's leading independent aftermarket distributor of automotive paint and related supplies to the automotive collision repair industry based on annual revenues. As of September 30, 1996, the Company operated 101 distribution sites, with 39 in the Southeast Division, 20 in the Southern California Division, 11 in the Northern California Division, 11 in the Rocky Mountain Division, 13 in the Mid-Atlantic Division and 7 in the Northeast Division.

     Information contained in this Report includes "forward-looking" statements that are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends" or other similar terminology. See "--Business Risks."

     The Company maintains its principal executive offices at 4553 Glencoe Avenue, Suite 200, Marina del Rey, California 90292. Its telephone number is
(310) 306-7112.

INDUSTRY OVERVIEW

     The end users of the products distributed by the Company are principally independent collision repair shops and automobile dealers. Additionally, businesses and government entities that maintain their own automobile fleets, sellers of automotive salvage, do-it-yourselfers and other commercial and industrial users make up a smaller percentage of the Company's customer base. Automotive paint and related supplies, in contrast to labor and parts, represent only a small portion of the total cost of a typical repair job. However, while paint is a relatively minor component of the total repair cost, it is a critical factor in the customer's level of satisfaction.

     The domestic wholesale aftermarket for automotive paint and related supplies is characterized by a small number of manufacturers of paint and supplies. The five predominant manufacturers of automotive paint distributed in the United States are E.I. DuPont de Nemours & Co. ("DuPont"), PPG Industries, Inc. ("PPG"), BASF Corporation ("BASF"), The Sherwin-Williams Company ("Sherwin-Williams") and Sikkens bv ("Sikkens"). In addition, several other large foreign manufacturers have recently taken steps to expand the distribution of their paint products in the United States. Minnesota Mining & Manufacturing Co., Inc. ("3M") is the predominant manufacturer of related supplies which include the most frequently used refinishing materials, supplies, accessories and tools.

     While manufacturing is highly concentrated, distribution and end use is highly fragmented. The Company believes that a large number of independent distributors of automotive paint serve up to 52,000 collision repair shops nationwide. Based on published industry data, the Company believes that the number of collision repair shops has decreased approximately 5% in each of the last two years. Distributors, which tend to be family-owned with only one to three distribution sites, typically serve a highly localized customer base with each distribution site serving customers located within 5 to 10 miles of the site depending upon demographics, road access and geography.

     Because of the large number of end users, and their increasing demands for personalized services such as multiple daily deliveries, assistance with color-mixing and matching, and assistance with paint application techniques and environmental compliance reporting, manufacturers typically sell through distributors such as the Company. Not withstanding this fact, some of the Company's paint vendors have elected to operate company-owned distribution facilities in selected markets, including markets in which the Company operates. However, the Company believes that the largest automotive paint manufacturers have generally avoided the cost of operating their own distribution network due in part to their ability to offer only a single line of paint which prevents them from leveraging distribution site expenses across a market's entire potential customer base. Consequently, the Company believes that independent distributors such as the Company, which can sell the products of multiple paint manufacturers, are better situated to service end users' needs than are automotive paint manufacturers.

     Distributors and collision repair shops are in the process of consolidation due to, among other things, the declining number of collision repair jobs. According to the estimates of one industry source, the total number of vehicles on the road has increased from approximately 140 million in 1980 to 180 million in 1990 and a projected 189 million in 1996, while the number of collision repair jobs has declined from approximately 18.5 million in 1980 to 16.5 million in 1990 and further declined to an estimated 13.0 million in 1995. This decline has been due to, among other things, automotive safety improvements such as anti-lock brakes, rear window-placed brakelights and more reliable radial tires. Stricter drunk driving laws, more vigorous law enforcement and the increasing percentage of drivers reaching middle age has also resulted in fewer accidents. Additionally, a growing number of collision damaged cars are being declared a total loss in lieu of repair due to unit body construction and rising repair and refinish costs. Over the past several years, the Company believes that the industry has benefitted from warranty work to repair defective paint finishes on certain domestic vehicles manufactured in the late 1980s and early 1990s. However, the Company believes that the volume of warranty repair work decreased significantly in 1995 and 1996 from the levels experienced in prior years because of steps taken by the major U.S. automobile manufacturers to substantially reduce multi-year warranty programs to repaint certain vehicles. The Company does not expect to realize significant future benefits from this set of warranty programs.

     The Company believes that environmental and other regulatory pressures and technological advancements in paints and coatings are also significant factors leading to consolidation by distributors and collision repair shops. Historically, the application of paints and coatings has released potentially harmful emissions due to the products' high solvent content. In an effort to reduce these emissions, environmental regulations have been proposed or implemented at federal, state and local levels. Paint manufacturers have responded to these regulations by introducing technologically advanced lower volatile organic compounds ("VOC") and water-borne paints which require more advanced application techniques. As a result, automotive refinishing has become a complex process, often requiring advanced spray booths and air filtration systems to reduce unwanted particulates and harmful emissions. This complexity places new challenges on automotive refinishers who may not have the training or expertise necessary to apply the new paints and coatings or the financial resources to acquire the necessary equipment. The Company believes that its experience in assisting certain customers in their regulatory compliance reporting in California and Colorado will be applicable in other geographic areas.

     Further, insurance companies have begun to designate certain collision repair shops as so-called "direct repair providers." As such, the designated collision repair shop is directed business by the insurance carriers in return for price concessions from customary rates. The Company believes that this trend favors larger, more efficient repair shops.

BUSINESS STRATEGY

     The Company's business strategy consists of two independent but complementary strategies: an acquisition strategy and an operations strategy.

  Acquisition Strategy

     The Company's acquisition strategy is to continue to make add-on acquisitions to augment its existing operations and to capitalize on opportunities to enter new geographic markets. The Company is currently the largest independent distributor in each of the markets it serves and would seek to establish a leading position in new geographic markets it enters. Since its inception in May 1989 through September 30, 1996, the Company has made a total of 50 acquisitions of businesses, including 14 acquisitions completed since September 30, 1995. From time to time, the Company also purchases inventory, equipment and customer lists from distributors going out of business.

     The following tables show the date, company and location of distribution sites of each add-on acquisition (other than inventory buyouts) made by the Company since its inception in May 1989 through September 30, 1996. Acquired locations shown below include locations that may have subsequently been consolidated into other locations.

                             SOUTHEAST DIVISION ACQUISITIONS
                              (in Florida, except as noted)

DATE OF ACQUISITION                  COMPANY                                                       LOCATIONS
-------------------       ------------------------------------------       ------------------------------------------------------
November 1990             AMP Distributors of Sanford, Inc.                Orlando
November 1990             Central Auto Paint & Bumpers, Inc.               Lakeland
April 1991                Gulf Automotive Co. of Clearwater, Inc.          Clearwater, New Port Richey, Largo
December 1992             Harold's Auto Paints & Body Supplies, Inc.       Fort Myers
January 1993              Griffin Auto Glass & Paint Co.                   Palatka
January 1993              CSR of Jacksonville, Inc.                        Jacksonville
May 1993                  Cadenhead's Auto Paint & Supply, Inc.            Vero Beach, Fort Pierce
December 1993             Sophers Auto Paint & Supply, Inc.                St. Petersburg, Clearwater
January 1995              Arnold Paint Company                             Jacksonville (4 locations), Tampa (3 locations),
                                                                              St. Augustine, Brunswick, GA, Savannah, GA
March 1995                D&S Auto Color, Inc.                             Hollywood, Delray Beach, Pompano, Plantation,
                                                                              West Palm Beach
June 1995                 Hill Supply Co.                                  Gainesville, Lake City
September 1995            Burton and Dunlap                                Melbourne
September 1995            Ole Sarge Paint & Equipment Co., Inc.            Cocoa, Titusville

DATE OF ACQUISITION                  COMPANY                                                       LOCATIONS
-------------------       ------------------------------------------       ------------------------------------------------------
March 1996                Auto Colorco, Inc.                               Huntsville, Decateur, Sheffield, Cullman, AL
April 1996                Ralco Equipment Company                          Tallahasee, Ft. Walton, Valdosta,GA, Dothan, AL
June 1996                 Hialeah Painters, Inc.                           Hialeah, South Miami


                    SOUTHERN CALIFORNIA DIVISION ACQUISITIONS

DATE OF ACQUISITION                  COMPANY                                                       LOCATIONS
-------------------       ------------------------------------------       ------------------------------------------------------
February 1990             R.A. Roberts                                     Pasadena
August 1990               Automotive Colours, Inc.                         Marina del Rey, Beverly Hills
October 1990              San Diego Auto Body Specialties, Inc.            San Diego
October 1990              Bob's Automotive Paint and Body                  Santa Monica
July 1991                 Auto Refinishers Supply, Inc.                    North Hollywood
April 1993                DeWitt's A to Z Paint Supply, Inc.               San Bernardino, Corona, Hemet, Hesperia, Cathedral
                                                                             City, Montclair
May 1994                  Don's Automotive Paint and Supplies, Inc.        Bakersfield
October 1994              K&K Color and Supply, Inc.                       Bellflower
January 1995              Refinishers Supply and Equipment, Inc.           Visalia, Hanford
February 1995             Vernon G. Nelson Paint & Supply, Inc.            Bellflower
February 1995             California Car Colours                           Torrance
February 1995             Anaheim Paint Center                             Anaheim
April 1996                A & H Paint & Equipment, Co.                     Gardena
August 1996               Hunter & Price, Inc.                             Fresno
September 1996            Tim's Paint & Wallpaper, Inc.                    Hanford




                    NORTHERN CALIFORNIA DIVISION ACQUISITIONS

DATE OF ACQUISITION                  COMPANY                                                       LOCATIONS
-------------------       ------------------------------------------       ------------------------------------------------------
June 1992                 Matley's, Inc. and Pikes Services                Oakland, Hayward, Dublin
August 1993               R.H. Wood Company, Inc.                          Walnut Creek
August 1993               Concord Color Service, Inc.                      Concord
May 1995                  SEV Corporation                                  San Francisco, San Rafael, South San Francisco,
                                                                             Campbell
September 1995            HEB Autocolor, Inc.                              Redwood City
December 1995             Santa Clara Color, Inc.                          Mountain View, San Jose, Morgan Hill


                     ROCKY MOUNTAIN DIVISION ACQUISITIONS
                        (in Colorado, except as noted)

DATE OF ACQUISITION                  COMPANY                                                       LOCATIONS
-------------------       ------------------------------------------       ------------------------------------------------------
April 1994                F.A. Heckendorf, Inc.                            Denver (4 locations), Boulder, Colorado Springs,
                                                                             Grand Junction
April 1994                Al West Paint Co.                                Denver (4 locations)
March 1995                Border Paint & Supply, Inc.                      Phoenix, AZ, Mesa, AZ
April 1995                Car Color Specialists, Inc.                      Fort Collins
April 1995                Auto Paint Specialties, Inc.                     Tucson, AZ

                       NORTHEAST DIVISION ACQUISITIONS
                     (in Massachusetts, except as noted)

DATE OF ACQUISITION                  COMPANY                                                       LOCATIONS
-------------------       ------------------------------------------       ------------------------------------------------------
February 1996             McNeil & Sons Auto Paint, Inc.                   Worcester, Lunenberg, Fall River,
                                                                             Marlboro, Hartford, CN
September 1996            Greenwich Car Color, Inc.                        Stamford, CN
September 1996            A & M Distributors, Inc.                         Norwalk, CN

                      MID-ATLANTIC DIVISION ACQUISITIONS

DATE OF ACQUISITION                  COMPANY                                                       LOCATIONS
-------------------       ------------------------------------------       ------------------------------------------------------
June 1995                 State Auto Paint & Supply Co., Inc.              Columbia (2 locations), West Columbia, Sumter,
                                                                             Florence, Lancaster;  South Carolina
January 1996              Central Oil & Supply, Inc.                       Florence, South Carolina
February 1996             Automotive Paint & Supply, Inc.                  Myrtle Beach, Conway, South Carolina


January 1996              Automotive Paint & Equipment Co., Inc.           Winston Salem, Highpoint, Greensboro,
                                                                             Hickory, Charlotte, Statesville, North Carolina
April 1996                Automotive Paint & Supply, Inc.                  Roanoke, Virginia; Charlotte, Greensboro,
                                                                             Raleigh, North Carolina

     Subsequent to September 30, 1996, the Company has also acquired large, single-site distributors located in Boston, Massachusetts (Northeast Division) and San Leandro, California (Northern California Division).

     After the Company completes an acquisition, it seeks to integrate the operations of the acquired business while assuring consistent, high quality service to the acquired business' customers. The Company incorporates the acquired operations into its information systems, consolidates its purchasing and centralizes its financial and inventory controls. The Company may also integrate the acquired business by consolidating redundant distribution sites and by serving the acquired company's customers from either the Company's existing distribution sites serving the same local area or the acquired business' distribution site, when preferable. The Company has consolidated operations by closing 55 distribution sites from May 1989 through September 30, 1996. During 1996, the Company encountered delays and other complications in the integration of certain acquired businesses with its existing operations, particularly in the Southeast and Mid-Atlantic Divisions. See"--Business Risks" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The Company's plan is to continue to make complementary add-on acquisitions to its existing operating divisions. In addition, the Company may seek to establish new operating hubs by acquiring distributors with significant market share in strategically located geographic areas and to supplement such acquisitions with appropriate local add-on acquisitions in an effort to capture the operating efficiencies which the Company has benefitted from in its present markets. In evaluating new operating hubs and add-on acquisitions, the Company seeks to identify well-established local distributors (with strong management, customer bases and locations) which are situated in markets which the Company believes will provide additional growth and acquisition opportunities. The Company believes that an opportunity continues to exist to grow through acquisition as its industry consolidates. Although the Company will continue actively to seek acquisitions, during fiscal 1997 it presently expects to emphasize the acquisition of sites in existing markets.

     The Company's future growth and financial success will continue to be dependent upon a number of factors including, among others, the Company's ability to identify acceptable acquisition candidates, consummate the acquisition of such businesses on terms which are favorable to the Company, promptly and profitably integrate the acquired operations into the Company, retain the key vendor arrangements of the acquired businesses and attain customer retention levels at acquired businesses that are advantageous to the Company. As noted above, the Company has in the past encountered unexpected difficulties in respect of the acquisition and integration process and, accordingly, there can be no assurance that the Company will not encounter such difficulties in the future. To manage its expansion, the Company is continuously evaluating the adequacy of its existing systems and procedures, including, among others, its financial and reporting control systems, data processing systems and management structure. In particular, the Company is currently engaged in a significant multi-year project to upgrade its management information systems including the replacement of its financial and operations systems and the adoption of a common platform across the entire Company. There can be no assurance that the Company will adequately anticipate all of the changing demands its growth will impose on such systems, procedures and structure. Any failure to anticipate and respond to such changing demands could have a material adverse effect on the Company.

     The Company, in the ordinary course of its business, regularly evaluates and enters into negotiations relating to potential acquisition opportunities.

OPERATIONS STRATEGY

     The goal of the Company's operations strategy is to be the leading distributor in each geographic market the Company serves and to grow internally by increasing the profitability of its existing distribution sites. The Company seeks to implement its operations strategy based upon the following strengths:


     Industry Leadership. The Company is the nation's leading independent aftermarket distributor of automotive paint and related supplies to the automotive collision repair industry based on annual revenues. The Company's total sales for the fiscal year ended September 30, 1996 were $178.1 million, which management believes are the largest sales of any domestic independent distributor in its industry.

     Commitment to Service. The Company believes that its dedication to superior customer service is fundamental to maintaining long-term customer relationships and continued growth. The Company offers several value-added services to its customers, including multiple daily deliveries, technical support and inventory management, as well as assistance with environmental compliance reporting (Southern California, Northern California and Rocky Mountain Divisions), and personnel placement. While some of its competitors provide some of these services, the Company believes that it has a competitive advantage over its smaller competitors that lack the resources and economies of scale to provide, on a consistent basis, all of the services which the Company provides. See "--Services."

     Volume Purchasing. The Company consolidates its purchases on a regional basis to take advantage of the lowest published prices offered by its suppliers. In addition, the Company's size generally permits it to take advantage of periodic supplier special incentive programs which provide additional purchase discounts and extend the due date of purchases beyond normal terms with large volume purchases. Due to the Company's position as the largest independent automotive aftermarket paint distributor, it benefits from such volume discounts which its smaller competitors are either unable to obtain or are able to obtain only in conjunction with high related inventory carrying costs. The Company also benefits from manufacturer provided discounts upon early payment of certain accounts and from other supplier-supported programs.

     Large Dedicated Sales Force. As of September 30, 1996, the Company's professional sales force consisted of 214 persons. Unlike the sales personnel of many of the Company's smaller competitors, which tend to be owner operated, the Company's sales personnel devote their time exclusively to new customer development and customer maintenance and are relatively free from administrative and managerial responsibilities. As a result, the Company believes that it is able to attract and retain high quality sales professionals that are knowledgeable of product applications and effective at servicing the Company's customers.

     Management Systems. Accounting, credit, purchasing and management information systems' functions have generally been consolidated into the Company's administrative headquarters in Los Angeles and Clearwater/Tampa. Most of the Company's operations are computerized, from invoicing to inventory control and including all general ledger functions. As a result, employees at the distribution sites and sales personnel are able to focus their attention on servicing the customer and the Company is able to leverage its general and administrative resources across all of its distribution sites. The Company commenced an upgrade of its management information systems in fiscal year 1996 to, among other things, adopt a common platform across the entire Company. Implementation of the new management information system will occur during fiscal year 1997. See "-- Business Risks."

PRODUCTS

     Each of the Company's distribution sites functions as a convenient "one stop" source for the paint and related supply needs of collision repair shops and other customers. The Company's primary emphasis is the supply of paint and paint products which accounted for approximately 70% of sales for the fiscal year ended September 30, 1996. The Company generally supplies paint in all available colors, as well as a wide variety of paint products such as metal washes, primers, sealers and clear coats. The Company also distributes materials, supplies, accessories and tools used in the automotive collision repair industry. Materials and supplies include sandpaper, abrasives, buffing pads and cloths, reusable and disposable towels, masking products and plastic filler. Accessories and tools include spray guns, small hand tools, jacks, hoists, grinders, sanders, polishers and compressors. In addition, the Company is carrying a limited number of auto body repair parts in certain of its distribution sites. If successful, the Company may expand this program. As of September 30, 1996, the stock keeping units available for sale from the Company's various distribution sites ranged from approximately 2,500 to 10,000.

SERVICES

     The Company provides its customers with a number of value added services, including:

     Multiple Daily Deliveries. The Company has a fleet of approximately 700 delivery trucks. The Company offers multiple daily deliveries per customer to meet its customers' just-in-time inventory needs.

     Training and Technical Support. Automotive paint manufacturers are continually developing a greater variety of colors and styles with more complex physical properties that require more sophisticated application techniques. The Company's sales personnel and technical support people in each of its operating divisions provide customers with training, demonstrations of new products and application techniques, and also coordinate such activities by automotive paint manufacturers. In addition, the Company maintains technical support vehicles which visit customers to provide this service. The technical support vehicles also provide computerized color mixing at the customer's site.

     Inventory Management. The Company performs monthly physical inventories for customers in California and Colorado who request this service. The Company also provides its California and Colorado customers with management information reports on product usage. These services permit the Company's customers to reduce their inventory and related costs.

     Assistance with Environmental Compliance Reporting. California air quality regulations mandate paint and application methods which result in reduced atmospheric emissions of paint and other related materials. In California, the Company provides information to its customers with respect to air quality reporting and arranges demonstrations of new products and applications designed to comply with air quality regulations. In addition, in California and in Colorado, the Company assists its customers with environmental reporting requirements by providing special reports designed to simplify their compliance. The EPA proposed regulations controlling VOC emissions from automobile refinishing nationwide in 1996, and, accordingly, the Company is considering an expansion of these programs. See "--Government Regulation."

     Personnel Placement. Certain of the Company's divisions maintain an employment data base which includes employment openings and/or persons seeking employment with collision repair shops located in those markets. Upon request from a customer to fill an opening, the Company may provide the names of one or more qualified persons for the position. Similar services are available to persons seeking employment.


MARKETING, SALES AND CUSTOMERS

     The Company believes that its large sales force, its reputation for a high level of customer service and its ability to provide a "one-stop" distribution source are its primary marketing tools. As of September 30, 1996, the Company had a professional sales staff of 214 persons, of whom 76 worked out of the Southeast Division, 55 worked out of the Southern California Division, 24 worked out of the Northern California Division, 23 worked out of the Rocky Mountain Division, 25 worked out of the Mid-Atlantic Division, and 11 worked out of the Northeast Division. See "--Services."

     The Company sponsors trade fairs and participates in industry trade shows and conferences. In addition, the Company advertises in trade journals and publishes and distributes a periodic newsletter.

     For its most recent fiscal year, the Company regularly served approximately 12,000 customers, none of which accounted for more than 1% of the Company's sales. The Company believes that it is the principal source of supply of automotive paint and related supplies for most of its customers. In addition to independent collision repair shops and automobile dealers, which are the Company's largest category of customers, the Company's customers include trucking companies, schools, municipalities, government agencies, sellers of automotive salvage, refinishers, do-it-yourselfers, marine and aviation refinishers and other commercial and industrial users.

SUPPLIERS

     The Company is highly dependent on a small number of key suppliers of automotive paint. DuPont, PPG and BASF, together with Sikkens, have historically supplied substantially all of the Company's automotive paint and paint products, and the Company believes that in fiscal 1996 it was the largest purchaser of aftermarket automotive paint in the United States from each of these manufacturers. The Company also acquires a modest amount of its paint requirements from several other foreign manufacturers which have recently taken steps to expand the distribution of their paint products in the United States. As is common industry practice, the Company does not maintain long-term supply contracts with any of its key suppliers. Although each of these suppliers generally competes with the others along product lines, the Company does not believe the products are completely interchangeable because of high brand loyalty among customers. For this reason, the Company's acquisition program is also dependent on the willingness of the principal paint vendors to continue to supply acquired businesses. In November 1995, the Company became aware that Sikkens was advising its existing distributors that it may not consent to transfers by them of its product line upon sale of a business to the Company or at least one other national distributor. Sikkens took this position in connection with several acquisitions effected by the Company during fiscal 1996 in response to which the Company provided alternative products manufactured by other vendors in these markets. In addition, certain other vendors have on occasion objected to specific acquisitions being considered by the Company. See "--Business Risks."

     In November 1996, the Company was advised that its exclusive wholesaler agreement to distribute the Sikkens paint line in Southern California and Arizona would not be renewed after its expiration on December 31, 1996. As of the date of this Report, Sikkens has stated that the Company will be allowed to distribute the paint line on a non-exclusive basis for a limited transition period. The Company presently offers paint products manufactured by other vendors in the ten locations covered by these agreements and will continue to do so. The Company is evaluating its alternatives to the Sikkens action. Sales to customers using the Sikkens paint line amount to approximately three to four percent of the Company's total revenues. While the impact of this development on the Company's business is dependent on many factors and cannot be predicted at this time, the Company expects, based on its experience with similar situations in connection with acquisition transactions, that this decision by Sikkens will have at least a modest adverse effect on its results of operations.

     Whenever practical, vendor purchases are made in large volumes to maximize manufacturer volume discounts and optimize payment terms. In addition, the Company's size generally permits it to take advantage of periodic supplier special incentive programs which provide additional purchase discounts and extend the due date of purchases beyond normal terms with large volume purchases. The Company also benefits from manufacturer provided discounts upon early payment of certain accounts and from other supplier-supported programs. Branded products carry the manufacturers' guaranties. Defective products typically may be returned to manufacturers at no charge to the Company and obsolete products generally may be returned for a slight restocking fee. Due to the manufacturers' favorable return policies, the Company also accepts customer returns of defective or obsolete products. The Company has arrangements with its suppliers to balance inventory and credit the Company for a certain percentage of returned merchandise.

     The Company receives reimbursement from its vendors in the form of products or credits for qualifying services, equipment and discounts provided to its customers. Failure to receive expected reimbursements as a result of changes in vendor policies and practices may have a material adverse effect on the Company.

     The Company purchases substantially all of its automotive refinishing materials and related supplies directly from 3M, although such supplies are also generally available from independent warehouse distributors at somewhat higher costs. The Company regularly purchases a small number of products not available directly from the manufacturers and certain slow moving items from independent warehouse distributors. Warehouse distributors are intermediate wholesalers that typically purchase products directly from the manufacturer for resale to smaller distributors.

     In connection with the sale of its warehouse distributor in California in April 1993, the Company entered into a minimum purchase contract which expires in 2003. In connection with the acquisition of a distributor in Colorado in 1994, the Company entered into an agreement with a warehouse distributor providing that such warehouse distributor shall be the Company's primary supplier of certain non-paint supplies sold by the Company in Colorado and neighboring states. The agreement contains a minimum purchase obligation and expires on March 31, 1999. During the fiscal year ended September 30, 1996, the Company sold substantially all of the assets of its Florida wholesale distribution business and in connection with the sale agreed to make annual purchases of at least $5,000,000 from the buyer through fiscal year 2000. None of these agreements are expected to have a material effect on the Company's future results of operations.

COMPETITION

     The automotive paint and related supply distribution system in the United States is highly fragmented and the cost of entry is relatively low. Typical competitors of the Company are owner-managed distributors having one to three distribution sites in the same vicinity as the Company's distribution sites. The Company is the largest independent distributor in each of its principal geographic markets.

     The Company may encounter significant competition from new market entrants, automotive paint manufacturers, buying groups, or from other large distributors which may seek to enter such markets or may seek to compete with the Company for attractive acquisition candidates. One other domestic automotive paint distributor, FinishMaster, Inc., is publicly held and the Company faces possible competition for acquisition opportunities in some markets from that company or affiliated companies. Although the largest automotive paint manufacturers have generally not operated their own distributors, or have done so only on a limited basis, they may decide to expand such activity in the future.

     The Company competes primarily on the basis of product availability, service and price. The Company believes that it maintains a competitive advantage over most of its competitors due to its ability to take advantage of high volume discount buying, professional management and economies of scale in providing customer services, specialized employee functions and centralized administration and management information services.

GOVERNMENT REGULATION

     The Company and its customers are subject to increasing environmental regulations which affect the Company's operations and the demand for its services. These regulations impose requirements on the Company and its customers and provide opportunities to the Company for providing services to customers with respect to the use of new products and applications designed to comply with air quality regulations. Although the Company believes that it has been and is currently in substantial compliance with the applicable standards imposed pursuant to environmental and worker safety laws, there can be no assurance that in the future the Company will not be adversely affected by such requirements or incur materially increased operating costs in complying therewith. The Company believes that, on balance, these regulations favorably affect the Company, as it is better able than its smaller competitors to comply with such regulations and to assist its customers with compliance.

     The principal environmental legislation presently affecting the Company and its customers in a significant manner is described below.

     Resource Conservation and Recovery Act of 1976 ("RCRA"). RCRA regulates the treatment, storage and disposal of hazardous and solid wastes. Under RCRA, liability and stringent management standards are imposed on a person who is a generator or transporter of a hazardous waste or an owner or operator of a waste treatment, storage or disposal facility. At some of its locations, the Company is subject to RCRA requirements as a small quantity generator.

     Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). CERCLA addresses cleanup of sites at which there has been or may be a release of hazardous substances into the environment. CERCLA assigns liability for costs of cleanup and for damage to natural resources (i) to any person who, currently or at the time of disposal of a hazardous substance, owned or operated any facility at which hazardous substances were deposited; (ii) to any person who by agreement or otherwise arranged for the disposal or treatment, or arranged with a transporter for transport for disposal or treatment of hazardous substances owned or possessed by such person; and (iii) to any person who accepted hazardous substances for transport to disposal or treatment facilities or sites selected by such person from which there is a release or threatened release of hazardous substances. The Company has acquired a number of businesses which may, in the past, have sent waste to sites which have become subject to government cleanup under CERCLA. To date the Company has not been named as a potentially responsible party at any Superfund site.

     Clean Air Act and 1990 Amendments. The Clean Air Act requires compliance with national ambient air quality standards ("NAAQS") and empowers the EPA to establish and enforce limits on the emission of various pollutants from specific types of facilities. The Clean Air Act Amendments of 1990 (the "Amendments") modify the Clean Air Act in a number of significant areas. The Amendments, among other things, establish new programs and deadlines for achieving compliance with NAAQS, establish controls for hazardous air pollutants, establish a new national permit program for all major sources of pollutants and create significant new penalties, both civil and criminal, for violations of the Clean Air Act. The Amendments specifically require a review of VOC emissions from commercial products (which encompasses emissions relating to the application of paint to automobiles). Pursuant to this review, the EPA decided to develop regulations controlling automotive refinishing coatings. At some of its locations the Company is subject to the Clean Air Act because it uses paint spraying equipment for paint matching and for training of customers.

     Other Federal and State Environmental Laws. The Company's operations are subject to regulation under, among others, the following federal laws: the Clean Water Act, the Safe Drinking Water Act, the Occupational Safety and Health Act and the Hazardous Materials Transportation Act. In addition, many states have other regulations and policies to cover more detailed aspects of hazardous materials management. To date, the impact of these regulations on the Company has not been material.

     Local Air Quality Regulations. The South Coast Air Quality Management District (the "SCAQMD") (Southern California) and the Bay Area Air Quality Management District (the "BAAQMD") (San Francisco Bay Area) have detailed regulations pertaining to metal coating and the use of VOCs. These regulations prohibit the sale of nonconforming automobile paint at the distributor level, which increases somewhat the compliance obligations of the California Divisions' distribution sites. Subsequently, based on published industry data, 15 states have adopted VOC regulations through June 1996. Most of these states have VOC limits similar to the VOC limits proposed by the EPA. The national regulations proposed by the EPA will not override more restrictive state and local regulations such as California's regulations, which have the lowest VOC limits in the country. The Company believes its experience with such regulations, including compliance reporting and the use of paints and equipment designed to meet such regulations, is not matched by smaller competitors.

TRADE NAMES

     The Company currently does business principally under the name "Thompson PBE" and, in certain cases, under the names of other businesses it has acquired. In the future, the Company intends to operate under the name "Thompson PBE" in most markets.

EMPLOYEES

     At September 30, 1996, the Company employed approximately 1,180 persons on a full-time basis. Of these employees, approximately 488 were employed in the Southeast Division, approximately 283 were employed in the Southern California Division (including approximately 38 employees at the corporate level), approximately 108 were employed in the Northern California Division, approximately 110 were employed in the Rocky Mountain Division, approximately 132 were employed in the Mid-Atlantic Division, and approximately 59 were employed in the Northeast Division. The Company is not subject to any collective bargaining agreement and believes that its relationships with its employees are good.

BUSINESS RISKS

     The following factors should be considered in addition to the other information contained in this Report or incorporated herein by reference in evaluating the Company and its business.

     Acquisition Strategy; Risks Related to Rapid Growth. The principal component of the Company's business strategy is to continue to grow by making additional acquisitions to augment its present Southeast, Southern California, Northern California, Rocky Mountain, Mid-Atlantic and Northeast Divisions as well as to make entry and add-on acquisitions in new geographic markets. The Company's future growth and financial success will be dependent upon a number of factors including, among others, the Company's ability to identify acceptable acquisition candidates, consummate the acquisition of such businesses on terms which are favorable to the Company, promptly and profitably integrate the acquired operations into the Company, retain the key vendor arrangements of the acquired businesses and attain customer retention levels at acquired businesses that are advantageous to the Company. There can be no assurance that the Company will be successful with respect to such factors. During 1996, the Company encountered delays and other complications in the integration of certain acquired businesses with its existing operations, particularly in the Southeast and Mid-Atlantic divisions, and there can be no assurance that it will not encounter such difficulties in the future. To manage its expansion, the Company is continuously evaluating the adequacy of its existing systems and procedures, including, among others, its financial reporting and control systems, data processing systems and management structure. The Company is presently involved in a significant project to upgrade its management information systems. There can be no assurance that the Company will adequately anticipate all of the changing demands its growth will impose on such systems, procedures and structure. Any failure to adequately anticipate and respond to such changing demands would have a material adverse effect on the Company. See "--Business Strategy", "--Installation of New Computer System" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     Competition. The automotive paint and related supplies distribution industry in the United States is highly fragmented and the cost of entry is relatively low. The Company may encounter significant competition from new market entrants, automotive paint manufacturers, buying groups or from other large distributors which may seek to enter such markets or may seek to compete with the Company for attractive acquisition candidates. Sherwin-Williams, Sikkens and BASF own and operate distribution sites in certain geographic markets. One other independent automotive paint distributor, FinishMaster, Inc., is publicly held and the Company faces possible competition for acquisition opportunities in some markets from that company or affiliated companies. Although the largest automotive paint manufacturers generally have not operated their own distributors, or have done so only on a limited basis, they may decide to expand such activity in the future. Existing or new competitors, including automotive paint manufacturers, may be significantly larger and have greater financial and marketing resources than the Company. See "--Competition."

     Consolidation of Customer Base; Trend Toward Fewer Collision Repair Jobs. The Company believes that its customer base of collision repair shops is experiencing significant consolidation. According to one industry publication, the number of annual collision repair jobs declined from approximately 18.5 million to 16.5 million (or approximately 11%) from 1980 to 1990, and further declined to an estiamted 13.0 million repair jobs in 1995. This decrease has been due to, among other things, automotive safety improvements and more rigorous enforcement of stricter drunk driving laws, resulting in fewer accidents. Moreover, unit body construction and higher repair costs have resulted in a larger number of cars being declared a total loss in lieu of repair. Further, insurance companies have begun to require price concessions from collision repair shops which are thereby required to become more efficient and seek concessions from their suppliers, such as the Company. In addition, the Company believes that during 1995 the major U.S. automobile manufacturers took steps to substantially reduce a multi-year warranty program to repaint certain car models that were prone to peeling. Due to a combination of these factors, many of the smaller collision repair shops are either ceasing operations or are being consolidated into larger businesses. To the extent the Company's current customers cease operations or are consolidated into larger businesses, competition for the remaining accounts will increase and may have a material adverse effect on the Company's margins and profits. See "--Industry Overview" and "--Government Regulation."

     Dependence on Key Suppliers. The Company is highly dependent on a small number of key suppliers of automotive paint. The Company has historically purchased substantially all of its automotive paint from DuPont, PPG and BASF, and a smaller portion from Sikkens. The Company also acquires a modest amount of its paint requirements from several other foreign manufacturers. As is common industry practice, the Company does not maintain long-term supply contracts with any of its key suppliers. Although each of these suppliers generally competes with the others along product lines, the Company does not believe the products are completely interchangeable because of high brand loyalty among customers. For this reason, the Company's acquisition program is also dependent on the willingness of the principal paint vendors to continue to supply acquired businesses. As discussed above, Sikkens has advised the Company that its exclusive right to distribute the paint line in certain parts of Southern California and Arizona will be not be renewed after its expiration on December 31, 1996 and that it will generally prevent the transfer of acquired Sikkens distributors to the Company or at least one other national distributor. While the impact of this development on the Company's business is dependent on many factors and cannot be predicted at this time, the Company expects, based on its experience with similar situations in connection with acquisition transactions, that this decision by Sikkens will have at least a modest adverse effect on its results of operations. More generally, any disruption in the supply of paint products provided by its vendors (whether at existing sites or in connection with an acquisition) has in the past and could in the future have a material adverse effect on the Company. The Company purchases substantially all of its automotive refinishing materials and supplies directly from 3M; as such, the loss of 3M as a direct supplier could have an adverse effect on the Company. In addition, the Company's size generally permits it to take advantage of periodic supplier incentive programs which provide additional purchase discounts, extend the due date for purchases beyond normal terms with large volume purchases. The Company also benefits from manufacturer provided discounts upon early payment of certain accounts and from other supplier- supported programs. To the extent these programs are changed or terminated, there could be a material adverse effect on the Company. See "--Suppliers." and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Seasonality, Quarterly Fluctuations and Other Variations in Business Results. The Company's revenues and operating results have historically varied substantially from quarter to quarter due to certain factors and the Company expects certain of these fluctuations to continue. Among these factors have been the timing of acquisitions, the promptness with which the Company integrates acquired businesses, seasonal buying patterns of the Company's customers, weather and the timing of supplier price increases. Historically, sales have slowed in the fall and early winter of each year largely due to weather and the reduced number of business days during the holiday season. As a result, financial performance for the Company's distribution sites is generally lower during the first and second fiscal quarters than during the other quarters of the fiscal year. In addition, the timing, location and structure of acquisitions (including the accounting treatment of transactions costs and intangible assets) may cause substantial fluctuations of operating results from quarter to quarter. The Company's revenues and operating results also vary due to other factors affecting the domestic wholesale aftermarket for automotive paint and related supplies, such as the volume of warranty repair work and the level of new and used car sales. The Company takes advantage of periodic supplier special incentive programs that extend the payment date for purchases beyond normal terms with large volume purchases and other supplier supported programs. The Company may also significantly increase its purchases from time to time in advance of expected supplier price increases. The timing of these purchases can contribute to fluctuations in the Company's quarterly cash flow and inventory levels. See "--Industry Overview", "--Suppliers" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Installation of New Computer System. The Company commenced an upgrade of its management information systems in fiscal year 1996. The new system will provide a common platform throughout the Company's operations and will be used for all operations and accounting functions. These functions include sales order processing, credit and collection activities, purchasing, inventory management, and accounting and reporting activities. Implementation of the new system will encompass training of company personnel on use of the new system, changes in certain operating procedures and development of various new procedures and policies. In addition, computer hardware, wiring configurations and telecommunications equipment of the Company's operating sites will be changed or modified. The Company's operations may be adversely affected and could suffer significant disruption if the implementation of the new system is not successful, or if significant problems are encountered and not resolved on a timely basis.

     Need for Additional Financing. To implement its acquisition strategy, the Company expects to incur additional indebtedness or issue additional equity securities in the future. There can be no assurance that such additional capital, if and when required, will be available on terms acceptable to the Company, or at all. See "-- Business Strategy" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Forward-looking Statements and Associated Risks. This Report contains certain forward-looking statements pertaining to, among others things, the Company's future results of operations, growth plans, sales, gross margin and expense trends, capital requirements, compliance with contractual obligations and general business, industry and economic conditions applicable to the Company. These statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this "Business Risks" discussion, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur.




ITEM 2.      PROPERTIES

     As of September 30, 1996, the Company conducted its operations through distribution sites and warehouses in the following states:


                           Number of                 Number of
     State                 distribution sites        warehouses
     ------                ------------------        ----------
     Alabama                        4
     Arizona                        3
     California                    31                     2
     Colorado                       8
     Connecticut                    3
     Florida                       34                     2
     Georgia                        2
     Massachusetts                  4
     North Carolina                 5
     South Carolina                 5
     Virginia                       2

     Distribution sites and warehouses are located in proximity to customer concentrations, typically in industrial, commercial or mixed-use zones. The Company's executive offices are located in approximately 11,000 square feet of leased space in Marina del Rey, California.

     The Company's distribution sites range from approximately 2,000 square feet to 10,000 square feet, consisting mostly of warehouse space, as well as a counter, display space and, in some cases, office space. The warehouses range from approximately 5,000 square feet to 20,000 square feet. All of the Company's properties are leased for terms expiring from 1996 to 2002, many with options to extend the lease terms. In a number of instances, the Company's distribution sites are leased from the former owners of businesses acquired by the Company. The Company believes that all of its leases were at fair market rates when entered into, that presently no single lease is material to its operations, and that alternative sites are presently available at market rates. See Note 9 to the Company's Consolidated Financial Statements.

ITEM 3.      LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is involved in legal proceedings from time to time. At September 30, 1996 a liability to the Florida Department of Revenue for sales and use taxes was recorded to reflect the results of an audit of the sales and operations of a certain predecessor company for the period September 1989 through August 1994. The Florida Department of Revenue is currently claiming amounts due of approximately $1.8 million. The Company is contesting the manner in which the audit was conducted and the alleged deficiency calculated and assessed. The Company recorded a charge to earnings in fiscal 1996 to establish a reserve sufficient for the assessed amount, although the ultimate amount to be paid can not yet be predicted pending the outcome of the Company's efforts to appeal this matter. As of the date of this Report, management presently believes that all other existing claims will ultimately be resolved without a material effect on the Company's financial position. See Note 9 to the Company's Consolidated Financial Statements.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth fiscal quarter ended September 30, 1996.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

MARKET INFORMATION

     The Company effected its initial public offering on November 8, 1994 at a price of $11.00 per share. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "THOM." The following table sets forth for the periods indicated the high and low last reported sales prices for the Common Stock as reported on the Nasdaq National Market.

                                                                                Fiscal 1995 Quarters Ended
                                                                                --------------------------
                                                            Dec. 31      March 31     June 30     Sept. 30
                                                         -------------------------------------------------

Low.........................................                $10 3/4       $12 7/8     $14 1/2       $15 3/4
High........................................                $13 1/4       $15         $18 1/8       $18 1/4

                                                                                Fiscal 1996 Quarters Ended
                                                                                --------------------------
                                                            Dec. 31      March 31     June 30     Sept. 30
                                                         -------------------------------------------------
Low.........................................                $13 3/4       $12         $ 9 7/8      $ 9 3/8
High........................................                $19 1/2       $15 1/4     $14 1/4      $13


     As of December 31, 1996, there were approximately 200 holders of record of the Company's Common Stock. Based on the broker searches conducted for the annual meeting of stockholders, the Company believes that the number of beneficial owners approximates 1,500, because a large portion of the Common Stock is held of record in "street name" for the benefit of individual investors.


DIVIDEND POLICY

     The Company has not paid any cash dividends on its Common Stock since its formation and does not anticipate paying such dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in its business or, subject to lender consent, used to fund the repurchase of Common Stock. The Company's debt agreements, including its Credit Agreement, dated as of January 6, 1995, between the Company, Heller Financial, Inc ("Heller") and the other banks named therein, as amended (the "1995 Credit Agreement"), have in the past and are likely in the future to contain significant restrictions or prohibitions on its ability to pay dividends or repurchase shares.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial information with respect to the Company's financial position as of September 30, 1995 and 1996, and its results of operations for the years ended September 30, 1994, 1995 and 1996, has been derived from the audited consolidated financial statements of the Company appearing elsewhere in this Report. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The selected consolidated financial information with respect to the Company's financial position as of March 31, 1992 and September 30, 1992, 1993 and 1994 and with respect to the Company's results of operations for the fiscal year ended March 31, 1992, the six months ended September 30, 1992 and the fiscal year ended September 30 , 1993 has been derived from audited financial statements of the Company which are not included herein. The selected consolidated financial information of the Company for the twelve months ended September 30, 1992 has been derived from unaudited consolidated financial statements of the Company which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                           Fiscal Year   Six Months   Twelve Months
                                              Ended        ended          ended
                                            March 31,   September 30,  September 30,          Fiscal Year Ended September 30,
                                            ---------    ---------    ---------    ------------------------------------------------
                                              1992         1992          1992         1993         1994         1995          1996
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                       (in thousands, except acquisition data and per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales ...............................   $  62,546    $  35,092    $  64,600    $  77,292    $  97,271    $ 131,827    $ 178,139
Cost of revenues ........................      39,680       22,150       40,816       49,341       60,840       82,562      113,210
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Gross profit ............................      22,866       12,942       23,784       27,951       36,431       49,265       64,929
Selling, general and administrative .....      18,246        9,936       18,831       22,786       28,463       36,996       55,831
Depreciation expense ....................         858          424          848          991        1,143        1,387        1,848
Amortization of goodwill and
  other intangible assets (1) ...........       2,352        1,280        2,455        2,700        1,504        1,679        2,267
Interest expense ........................       2,162          916        2,049        2,094        2,546        2,918        2,600
Certain charges (2):
Consulting expense (3) ..................         685          340          699          736          102
Changes in estimated lives of certain
  intangible assets (4) .................                                              1,474
Interest on warrant  purchase
  obligation (5) ........................          60           30           30          370        2,870
Special incentive stock
 compensation (6) .......................                                                           1,472
Merger costs ............................          (7)                                   340        1,146
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Subtotal of certain charges .............         745          370          729        2,920        5,590
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes
  and extraordinary item ................      (1,497)          16       (1,128)      (3,540)      (2,815)       6,285        2,383
Provision (benefit) for income taxes ....         113          103          160          423                       805        1,310
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before
  extraordinary item ....................      (1,610)         (87)      (1,288)      (3,963)      (2,815)       5,480        1,073
Extraordinary item - early
  extinguishment of debt ................                                                            (483)        (445)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss) .......................   $  (1,610)   $     (87)   $  (1,288)   $  (3,963)   $  (3,298)   $   5,035    $   1,073
                                            =========    =========    =========    =========    =========    =========    =========

HISTORICAL PER SHARE DATA (8): ..........
Income before extraordinary item ........                                                                    $    0.70    $    0.12
Extraordinary item- early
  extinguishment of debt ................                                                                    $   (0.07)
Net income per share ....................                                                                    $    0.63    $    0.12

Weighted average common and
 common equivalent shares ...............                                                                        6,317        8,850

                                                   March 31,                                           September 30,
                                                  -----------        ---------------------------------------------------------------
                                                     1992            1992           1993           1994       1995              1996
                                                     ----            ----           ----           ----       ----              ----
CONSOLIDATED BALANCE SHEET DATA:
Working capital ............................      $  4,625       $  4,967       $  6,084       $ 10,279       $ 21,617      $ 30,249
Total assets ...............................        28,088         29,607         33,452         44,440         81,908       124,380
Long term debt .............................        17,505         17,710         21,605         31,575         46,084        44,307
Heller Warrant purchase obligation .........           490            500            870          3,740            -             -
Redeemable stock ...........................         7,602          8,073          9,058          9,704            -             -
Stockholders' equity (deficit) .............        (7,055)        (7,040)       (11,487)       (13,925)        16,956        51,234



                                                       Six Months
                                       Fiscal Year       ended                                                    Total
                                     Ended March 31,  September 30,      Fiscal Year Ended September 30,          Since
                                     ---------------  ------------     ------------------------------------       May,
                                          1992            1993         1993       1994      1995       1996       1989
ACQUISITION DATA  (9):
  Companies acquired.................        1              1            7          4         16         14         50
  Starting sites.....................       36             33           36         45         53         74
      Sites acquired.................        6              3           14         14         41         38        123
      Sites consolidated.............        9              0            5          6         20         11         55
  Ending sites.......................       33             36           45         53         74        101


(1) Includes amortization of goodwill and covenants not to compete resulting primarily from the Company's business acquisitions and amortization of debt issuance costs.

(2) Certain charges represents significant costs which are of an unusual or nonrecurring nature. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition Accounting."

(3) Reflects amounts, and amortization of amounts, paid to the former owners of businesses acquired for consulting services provided to the Company.

(4) In the year ended September 30, 1993, the Company recorded a non-cash charge of $1.5 million to reflect the revised estimate of the economic useful lives of its covenants not to compete and consulting agreements related to certain business acquisitions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition Accounting" and Note 2 to the Company's Consolidated Financial Statements.

(5) Consists of a non-cash charge to record the increase in the estimated fair market value of the Heller Warrant (as defined herein). Includes a final charge of approximately $1.1 million recorded in the fiscal quarter ended September 30, 1994. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition Accounting" and
     Note 7 to the Company's Consolidated Financial Statements.

(6) Consists of non-cash, nonrecurring charges related to the transfer of certain options and shares of capital stock of the Company by certain stockholders to certain officers of the Company, which transactions were imputed to the Company for financial reporting purposes. The Company has not, and will not, incur any obligation in connection with such arrangements. See Note 12 to the Company's Consolidated Financial Statements.

(7) Consists primarily of nonrecurring costs incurred for legal, accounting, consulting and other services to effect the Company's merger (the "New Horizon Merger") with New Horizon Auto Paint Holdings, Inc. ("New Horizon.")

(8) Historical income per share before extraordinary item and historical net income per share have each been computed assuming a charge of $1,078,000 related to the redemption of the Company's redeemable stock and dividends accrued thereon. All outstanding shares of the Company's redeemable stock were redeemed with a portion of the net proceeds from the Company's November 1994 initial public offering. See the Company's Consolidated Financial Statements.

(9) New Horizon commenced operations in August 1990 with 21 distribution sites. Accordingly, for all periods, acquisition data includes the acquisition activity of New Horizon.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BACKGROUND OF THE COMPANY

     The Company was organized in 1989 as "Thompson Capital Corporation" to acquire "Thompson Lacquer Company," a family-owned business that was founded in 1931. As a result of the acquisition in May 1989, the Company commenced operations with 12 distribution sites in Southern California. Since its inception in May 1989 through September 30, 1996 the Company has made a total of 50 acquisitions of businesses, including 14 acquisitions completed since September 30, 1995. With the exception of the merger with New Horizon, all such acquisitions were accounted for as purchases for financial reporting purposes.

     The Company's merger with New Horizon was consummated on October 14, 1993. New Horizon, now the core of the Company's Southeast Division, was organized in June 1990 to acquire the assets and businesses of two companies, one of which was founded in 1949 and the other of which was founded in 1977. As a result of the acquisitions, New Horizon commenced operations in August 1990 with 21 distribution sites and two warehouses. The New Horizon Merger was accounted for as a "pooling of interests" for financial reporting purposes. This method assumes that the Company and New Horizon have been merged since inception. Accordingly, the recorded assets and liabilities of the Company and New Horizon are carried forward at their historical amounts. The historical financial statements for periods prior to the consummation of the New Horizon Merger (for the combined entity) have been restated as though the Company and New Horizon had been combined for all periods presented. Such restated financial statements have also been adjusted to conform the accounting policies of the separate companies. Prior to the New Horizon Merger, New Horizon used an August 31 fiscal year end for financial reporting purposes.

     The Company's operations are currently organized into six divisions, including the Northern California Division, the Southern California Division, the Rocky Mountain Division (encompassing Colorado and Arizona), the Southeast Division (encompassing Florida, Georgia and Alabama), the Mid-Atlantic Division (encompassing North Carolina, South Carolina and Virginia) and the Northeast Division (encompassing Massachusetts and Connecticut). At September 30, 1996, the Company operated 101 distribution sites.

     Subsequent to September 30, 1996, the Company acquired two additional businesses operating two distribution sites. The acquired businesses had historical annual revenues of approximately $8.0 million.

ACQUISITION ACCOUNTING

     The Company's acquisitions have enabled it to enter new markets and increase its penetration of existing markets, resulting in significant revenue growth and cost efficiencies related to the higher sales volumes. Since its inception through September 30, 1996, the Company has acquired or opened 123 distribution sites and has closed or consolidated 55 sites (including transactions effected by New Horizon). Acquisitions have generally been financed through the incurrence of debt and, in the case of certain larger acquisitions, the issuance of equity securities.

     During the initial integration phase of an acquisition, the Company typically has incurred integration-related selling, general and administrative expenses for training of staff members, for the conversion of information systems and for duplicate rents and other operating costs in connection with the consolidation of distribution sites. Depending upon the size of the acquisition, the Company expects such integration costs to be incurred primarily during the first six months after closing, although it has encountered delays and other complications in this process on certain occasions.

     Material amounts of goodwill and other intangibles have also been recorded and amortized against earnings as a result of the application of the purchase method of accounting for acquisitions other than the New Horizon Merger. In addition, to protect its purchased market share and to facilitate integration of the acquisition, the Company has also entered into various covenants not to compete and consulting agreements with the former owners of the acquired businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     In connection with a $10.0 million term loan and credit facility provided by Heller in May 1989, the Company's predecessor issued to Heller a warrant (the "Heller Warrant"). The Heller Warrant had a "put" feature which provided Heller with the option to require the Company to repurchase the Heller Warrant at fair market value. For financial reporting purposes, the Company was required to record a non-cash charge (equal to the increased difference between the exercise price and the estimated fair market value of the Heller Warrant) during all periods through September 30, 1994 as interest expense, resulting in substantial charges to income over the period the Heller Warrant was outstanding. In connection with the closing of the Company's initial public offering, the Heller Warrant was exercised in full for 365,609 shares of Common Stock, thereby terminating the requirement that such charges be recognized after the recording of a final $1.1 million charge in the fiscal quarter ended September 30, 1994. See Note 7 to the Company's Consolidated Financial Statements.

     The Company recorded non-cash, nonrecurring charges aggregating $1.5 million in the fiscal year ended September 30, 1994 as a result of the transfer of certain options and shares of capital stock of the Company by certain stockholders to certain officers of the Company, which transactions were imputed to the Company for financial reporting purposes. The Company has not, and will not, incur any obligation in connection with such arrangements. See Note 12 to the Company's Consolidated Financial Statements.

     In connection with the New Horizon Merger, which was accounted for as a pooling of interests, the Company incurred and expensed in the September 1993 and December 1993 fiscal quarters significant nonrecurring costs for legal, accounting, consulting and other services related to that transaction. For financial reporting purposes, transaction costs related to a business combination accounted for as a pooling of interests are charged to expense as incurred. Also in connection with the New Horizon Merger, the existing debt of New Horizon was refinanced with the Company's principal lender, Heller, resulting in a charge of $483,000 that was recorded as an extraordinary item in the December 1993 quarter.

     In the fiscal quarter ended December 31, 1994, the Company recorded a non-cash extraordinary charge of $445,000 as a result of the write-off of a portion of unamortized debt issuance costs and discounts related to debt repaid with a portion of the net proceeds to the Company from its initial public offering. See "-- Liquidity and Capital Resources." In the fiscal quarter ended September 30, 1996, the Company recorded charges to income totaling approximately $3.5 million related to a sales and use tax audit of a predecessor company, write-down of inventory carrying value, disputed reimbursements from vendors and other charges.

OVERVIEW

     In recent years, the Company has experienced significant growth in revenues derived principally from an aggressive acquisition program. The Company's revenues are derived primarily from the sale of automotive paint and related supplies to independent collision repair shops and automobile dealers. Additionally, trucking companies, schools, municipalities, government agencies, sellers of automotive salvage, refinishers, do-it-yourselfers, marine and aviation refinishers and other commercial and industrial users make up a smaller percentage of the Company's customer base. Historically, the mix of the Company's revenues has been relatively consistent. Approximately 70% of net sales were attributable to paint and paint products and approximately 30% of net sales were attributable to all related supplies for the fiscal year ended September 30, 1996. The margins on automotive paint and paint products are generally higher than those realized in the sale of related supplies, which include refinishing materials, supplies, accessories and tools. See "Item 1. Business--Industry Overview."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated information derived from the Company's consolidated statements of operations expressed as a percentage of net sales, and the percentage change in such items compared to the same period in the prior year. There can be no assurance that the trends in sales growth or operating results will continue in the future.

                                                                             Fiscal            Fiscal
                                                                           Year Ended         Year Ended
                                                                          September 30,      September 30,
                                                                           1995 over          1996 over
                                                                          Fiscal Year        Fiscal year
                                           Year Ended September 30,          Ended              Ended
                                         --------------------------       September 30,      September 30,
                                          1994       1995      1996           1994              1995
                                         -----      -----     -----           -----             ----
Net sales .........................      100.0%     100.0%    100.0%          35.5%             35.1%
Cost of sales .....................       62.5       62.6      63.6           35.7              37.1
                                         -----      -----     -----
  Gross profit ....................       37.5       37.4      36.4           35.2              31.8
Selling, general and administrative       29.3       28.1      31.3           30.0              50.9
Depreciation expense ..............        1.2        1.0       1.0           21.3              33.2
Amortization of goodwill and
  other intangible assets .........        1.5        1.3       1.3           11.6              35.0
Interest expense, net .............        2.6        2.2       1.5           14.6             (10.9)
  Total of certain charges ........        5.8        --        --             NM                --
                                         -----      -----     -----
Income (loss) before income taxes
  and extraordinary item ..........       (2.9%)      4.8%      1.3%           NM              (62.1)
                                         =====      =====     =====

Fiscal year ended September 30, 1996 compared to Fiscal year ended September 30, 1995

     Net sales for the fiscal year ended September 30, 1996 increased $46.3 million, or 35.1%, to $178.1 million from $131.8 million for the same period in 1995. This increase was primarily attributable to net sales of 14 businesses acquired since September 30, 1995. Sales in existing operations were approximately flat compared to the same period in 1995, with increased selling prices offsetting a slight decrease in volume. See "--Quarterly Information and Seasonality," "--Inflation" and Item 1. " Businesss--Industry Overview."

     Gross profit for the fiscal year ended September 30, 1996 increased to $64.9 million from $49.3 million for the fiscal year ended September 30, 1995. Gross profit as a percentage of net sales of 36.4% for the fiscal year ended September 30, 1996 decreased from gross profit as a percentage of net sales of 37.4% for the fiscal year ended September 30, 1995. The decrease in gross profit as a percentage of net sales is due primarily to increased write-downs of inventory values for obsolescence, shrinkage and the effects of increased customer discounts. Gross profit may vary from period to period as a result of, among other factors, increased purchases of inventory in anticipation of vendor price increases, discount and rebate programs of large suppliers to the Company and fluctuations in discounts granted to large customers in certain geographic markets in which the Company operates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Selling, general and administrative expenses increased by $18.8 million, or 50.9%, to $55.8 million for the fiscal year ended September 30, 1996 as compared to $37.0 million for the fiscal year ended September 30, 1995. For the fiscal year ended September 30, 1996, selling, general and administrative expenses were 31.3% of net sales as compared to 28.1% of net sales for the fiscal year ended September 30, 1995. The absolute increase in selling, general and administrative expenses reflects the increase in costs necessary to support the Company's rapid growth through its acquisition program. Included in fiscal year 1996 selling, general and administrative expenses were costs totaling approximately $3 million relating to reserves for a sales and use tax audit of a certain predecessor company, and disputed reimbursements due from vendors. The increase in selling, general and administrative expenses as a percentage of net sales also reflects increased costs relating to the Company's expansion and development of its administrative and marketing infrastructure, costs of integrating certain acquisitions in the Mid-Atlantic and Southeast Divisions in which paint lines distributed by certain acquired businesses were switched to other manufacturer' product lines, and the effect of increases in operating costs without a corresponding increase in sales of existing distribution sites.

     Depreciation expense increased to $1.8 million in the fiscal year ended September 30, 1996 from $1.4 million in the fiscal year ended September 30, 1995. The increase in depreciation expense is attributable to an increase in fixed assets related to the expanded operations of the Company.

     Amortization expense increased to $2.3 million in the fiscal year ended September 30, 1996 from $1.7 million in the fiscal year ended September 30, 1995. The increase in amortization expense reflects additions to intangible assets of $24.3 million during the year ended September 30, 1996. Depreciation and amortization expenses are expected to continue to increase from period to period as a result of continued acquisition activity by the Company.

     Interest expense decreased to $2.6 million for the fiscal year ended September 30, 1996 from $2.9 million in the fiscal year ended September 30, 1995. The decrease in interest expense as compared to the prior period is primarily attributable to lower average debt balances outstanding during the fiscal year ended September 30, 1996 as compared to the year earlier period. The lower average debt balances outstanding is attributable primarily to a reduction in October 1995 in senior debt outstanding from the application of the net proceeds of a secondary offering of common stock, and to the timing and amount of debt balances incurred in connection with business acquisition activity during the year ended September 30, 1996. At September 30, 1996, senior debt outstanding under the Company's 1995 Credit Agreement totaled $36.9 million, bearing interest at an effective rate of 7.1%. Interest expense in future periods will be dependent upon fluctuations in outstanding debt balances, prevailing interest rates and changes in the Company's ratio of senior debt to operating cash flow. See "--Liquidity and Capital Resources."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Income tax expense increased to $1.3 million for the fiscal year ended September 30, 1996 from $805,000 for the fiscal year ended September 30, 1994. The Company's effective tax rate increased to 55.0% for the fiscal year ended September 30, 1996 from 12.8% for the fiscal year ended September 30, 1995. The effective tax rate for fiscal year 1996 increased as a result of the effect of an increase in amortization of non-deductible intangible assets as a percentage of taxable income as compared to the year earlier period. In fiscal year 1995, the Company's effective tax rate was reduced as a result of changes in its valuation allowance for deferred taxes, which did not recur in fiscal year 1996.

Fiscal year ended September 30, 1995 compared to Fiscal year ended September 30, 1994

     Net sales for the fiscal year ended September 30, 1995 increased $34.6 million, or 35.5%, to $131.8 million from $97.3 million for the same period in 1994. This increase was primarily attributable to net sales of 16 businesses acquired since September 30, 1994. Sales in existing operations were approximately flat compared to the same period in 1994, with increased selling prices offsetting a slight decrease in volume. See "--Quarterly Information and Seasonality," and "--Inflation" and Item 1. " Businesss--Industry Overview."

     Gross profit for the fiscal year ended September 30, 1995 increased to $49.3 million from $36.4 million for the fiscal year ended September 30, 1994. Gross profit as a percentage of net sales of 37.4% for the fiscal year ended September 30, 1995 decreased slightly from gross profit as a percentage of net sales of 37.5% for the fiscal year ended September 30, 1994. Gross profit may vary from period to period as a result of, among other factors, increased purchases of inventory in anticipation of vendor price increases, discount and rebate programs of large suppliers to the Company and fluctuations in discounts granted to large customers in certain geographic markets in which the Company operates.

     Selling, general and administrative expenses increased by $8.5 million, or 30.0%, to $37.0 million for the fiscal year ended September 30, 1995 as compared to $28.5 million for the fiscal year ended September 30, 1994. For the fiscal year ended September 30, 1995, selling, general and administrative expenses were 28.1% of net sales as compared to 29.3% of net sales for the fiscal year ended September 30, 1994. The absolute increase in selling, general and administrative expenses reflects the increase in costs necessary to support the Company's rapid growth through its acquisition program. The decrease in selling, general and administrative expenses as a percentage of net sales reflects growth of revenues through acquisitions of businesses without a corresponding increase in administrative costs or headcount, as well as other cost savings achieved through the consolidation of distribution sites. The Company's increased costs for fiscal 1995 reflect the fact that as of the end of the fourth quarter the Company had not completed the integration of certain acquisitions in the Southeast Division where volume more than doubled over the prior year.

     Depreciation expense increased to $1.4 million in the fiscal year ended September 30, 1995 from $1.1 million in the fiscal year ended September 30, 1994. The increase in depreciation expense is attributable to an increase in fixed assets related to the expanded operations of the Company.

     Amortization expense increased slightly to $1.7 million in the fiscal year ended September 30, 1995 from $1.5 million in the fiscal year ended September 30, 1994. This result reflects the net effect of an increase in amortization expense relating to goodwill, offset by a decrease in amortization expense relating to consulting agreements and covenants not to compete with former employees of certain acquired businesses. Depreciation and amortization expenses are expected to continue to increase from period to period as a result of continued acquisition activity by the Company.

     Interest expense increased to $2.9 million for the fiscal year ended September 30, 1995 from $2.5 million in the fiscal year ended September 30, 1994. The increase in interest expense as compared to the prior period was attributable to a net increase in the Company's debt as a result of acquisitions subsequent to September 30, 1994. At September 30, 1995, senior debt outstanding under the Company's 1995 Credit Agreement totaled $40.3 million, bearing interest at an effective rate of 7.87%. Interest expense in future periods will be dependent upon fluctuations in outstanding debt balances, prevailing interest rates and changes in the Company's ratio of senior debt to operating cash flow. See "--Liquidity and Capital Resources."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company incurred certain charges in the fiscal year ended September 30, 1994 that did not recur in the 1995 period. During the 1994 period, the Company recorded a non-cash charge of $2.9 million (the interest on the Heller warrant purchase obligation) to recognize the increased difference between the exercise price and the fair market value of the Heller Warrant, and a one-time charge of $1.5 million related to certain special incentive stock compensation arrangements between certain stockholders and officers of the Company, which were imputed to the Company for financial reporting purposes. Also during the 1994 period, the Company recorded a charge of $1.1 million representing certain non-recurring legal, accounting, consulting and other services related to the New Horizon Merger. See "--Acquisition Accounting."

     A non-cash extraordinary charge in the amount of $445,000 was recorded in the fiscal year ended September 30, 1995 in connection with the writeoff of certain unamortized deferred financing costs related to loans which were repaid from proceeds of the Company's initial public offering. The Company also recorded an extraordinary item in the amount of $483,000 in the fiscal year ended September 30, 1994 in connection with the repayment of certain debt of New Horizon as a result of its merger with the Company in October 1993.

     At September 30, 1994, the Company had deferred tax assets of approximately $2.5 million that were offset by a valuation allowance. During the fiscal year ended September 30, 1995, the Company recognized substantially all of such deferred tax assets through the reduction of the deferred tax assets' valuation allowance to the extent that deferred taxes were anticipated to be realizable. As a result of utilizing available deferred tax assets, the Company's effective tax rate for the fiscal year ended September 30, 1995 was 12.8%. The Company presently anticipates that it will recognize a provision for income taxes in future periods which will approximate currently enacted federal and state statutory rates.

SEASONALITY AND OTHER VARIATIONS IN BUSINESS RESULTS

     The Company's revenues and operating results have historically varied substantially from quarter to quarter due to certain factors and the Company expects certain of these fluctuations to continue. Among these factors have been the timing of acquisitions, the promptness with which the Company integrates acquired businesses, seasonal buying patterns of the Company's customers, weather and the timing of supplier price increases. Historically, sales have slowed in the fall and early winter of each year largely due to weather and the reduced number of business days during the holiday season. As a result, financial performance for the Company's distribution sites is generally lower during the first and second fiscal quarters than during the other quarters of the fiscal year. Such fluctuations should be reduced somewhat in the future as the Company continues to become more geographically diversified. In addition, the location, timing and structure of acquisitions may cause substantial fluctuations of operating results from quarter to quarter. The Company's revenues and operating results also vary due to changes affecting the domestic wholesale aftermarket for automotive paint and related supplies, such as the volume of warranty repair work and the level of new and used car sales. See Item
1. "Businesss--Industry Overview."

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital resources have been significantly impacted by acquisitions commencing with the initial acquisition of Thompson Lacquer Company in May 1989. The Company historically has financed its business activities and acquisitions through a combination of secured, subordinated and seller-provided borrowings, augmented by internally generated cash flow. In addition, the Company has financed certain of its larger acquisitions partially through the issuance of equity securities. The Company has expended approximately $80.0 million since 1989 and through September, 1996 to acquire businesses. See Notes 7, 10 and 11 to the Company's Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company raised approximately $25.1 million in gross proceeds (after payment of underwriting discounts) in its initial public offering which closed November 16, 1994. In that offering, the Company issued and sold 2,450,000 shares of common stock (including the full 330,000 shares covered by the underwriters' overallotment option), and a selling stockholder sold 80,000 shares. The net proceeds from the offering received by the Company were used to repay debt and retire its various classes of redeemable capital stock. In October 1995, the Company completed a secondary public offering in which the Company realized gross proceeds of approximately $34.3 million (after payment of underwriting discounts.) In that offering, the Company sold 2,271,475 shares of Common Stock (including the full 271,475 shares covered by the underwriters' overallotment option) and selling stockholders sold an aggregate of 1,178,525 shares (including the full 178,525 covered by the underwriters' overallotment option). The net proceeds received by the Company were used to prepay debt outstanding under the 1995 Credit Agreement.

     Cash used by operating activities was $1.4 million for the fiscal year ended September 30, 1996 as compared to cash provided by operating activities of $2.7 million for the fiscal year ended September 30, 1995. The decrease in cash provided by operations is primarily attributable to a decrease in net income and to cash used for increased levels of accounts receivable and inventories. The increase in net income during the 1995 period was substantially offset by increases in the Company's working capital which required a use of cash. The increased level of working capital at September 30, 1996 is primarily the result of the increased level of operations of the Company.

     The Company's investing activities used cash totaling $22.1 million to acquire 14 businesses during the fiscal year ended September 30, 1996, as compared to a use of cash of $23.2 million to acquire 16 businesses during the fiscal year ended September 30, 1995. In addition, the Company had capital expenditures of $1.9 million and $1.7 million in the fiscal year ended September 30, 1996 and 1995, respectively. Capital expenditures were primarily for refurbishment of distribution sites, upgrades of computer systems and the replacement of delivery vehicles. The Company expects the absolute level of its capital expenditures to increase in fiscal 1997 in connection with the planned upgrade of its management information system and as a result of the increased size of the Company.

     The Company bills its customers upon delivery of products. The Company's standard payment terms provide for a 2% cash discount if current purchases are paid for by the tenth of the following month; unpaid invoices are generally due by the thirtieth of such month. The average days' sales outstanding for accounts receivable at September 30, 1996 of approximately 38 days increased from the average days' sales outstanding of approximately 33 days at September 30, 1995. The increase in average days sales reflects a slower collection experience at certain acquired businesses, and a change in the mix between customers with COD and weekly credit terms and customers with monthly accounts. The percentage of customers with account balances more than 60 days past due at September 30, 1996 was consistent with the prior year.

     The Company's inventories at September 30, 1996 represented approximately 89 days' sales, as compared to approximately 83 days' inventory on hand at September 30, 1995. The increase is attributable primarily to increased inventory levels in the Company's Southeast region arising from a transition from a warehouse replenishment (hub and spoke) process to a process whereby large paint orders are shipped directly to distribution sites by vendors. Days' inventory on hand varies based upon, among other factors, the effect of acquired businesses having inventory levels which vary from existing Company operations and the effect on inventory levels of volume buying at various times during a fiscal year to maximize supplier discounts.

     The Company's accounts payable at September 30, 1996 represented approximately 47 days' purchases, compared to 47 days' at September 30, 1995. As a general matter, the Company's level of accounts payable is favorably impacted by the Company's ability to take advantage of periodic supplier incentive programs, which programs often extend the payment date beyond normal terms with large volume purchases. Accounts payable levels will continue to vary from period to period depending on which vendor payment programs are available. Although there can be no assurance that such vendor payment programs will be continued, they have been commonplace in the Company's industry for many years and have routinely been offered by each of its principal suppliers. If, however, these programs were changed or terminated, the Company's liquidity requirements could change materially.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company had working capital of $30.2 million at September 30, 1996. In addition to working capital, the Company's principal source of liquidity was the 1995 Credit Agreement. In fiscal year 1996, the 1995 Credit Agreement was amended to increase the maximum amount available to $75 million from $50 million. The maximum amount available under the 1995 Credit Agreement consists of (i) a revolving credit facility of $18 million, limited to a borrowing base,
(ii) a term loan of $30 million, and (iii) an acquisition loan facility of $27 million. Advances under the 1995 Credit Agreement bear interest based upon either a "base rate" or LIBOR at the election of the Company, plus a spread which is determined based on the Company's ratio of senior debt to operating cash flow for the prior twelve months. As of September 30, 1996, borrowings under the 1995 Credit Agreement bore interest at a rate of 7.1% per annum.

     Borrowings under the 1995 Credit Agreement are secured by substantially all of the Company's assets and such agreement contains significant restrictive covenants which require the Company to maintain certain financial ratios and limit, among other things, capital expenditures, the incurrence of indebtedness and the payment of cash dividends. Certain of the financial covenant ratios and certain other provisions of the 1995 Credit Agreement were amended (the Third Amendment to Credit Agreement) effective September 30, 1996. As a result of the operating results reported by the Company in the fourth quarter of fiscal 1996, the Company was near the amended limit of several covenant ratios;
failure to satisfy the financial covenants under the 1995 Credit Agreement could result in a material adverse affect on the Company's financial position and results of operations. In the event that the Company does not meet the financial covenants contained in the 1995 Credit Agreement in future periods, it is likely that the terms of the Credit Agreement would be renegotiated, the outcome of which could result in higher interest rates on debt outstanding under the 1995 Credit Agreement, a reduction of amounts available under the agreement and other adverse changes in the terms under which outstanding debt is repaid, which could be material.

   The 1995 Credit Agreement requires annual prepayments in an amount equal to 50% of the Company's excess cash flow (as defined) commencing in 1997, and annual repayments, payable quarterly, of the $29.5 million term loan of: $2.25 million in fiscal 1997, $3.50 million in fiscal 1998, $5.25 million in fiscal 1999, $6.25 million in fiscal 2000, $7.00 million in fiscal 2001 and $5.25 in fiscal 2002. Annual repayments of the acquisition loan, payable quarterly, commence in fiscal 1998 based on the following percentages of the aggregate amount of acquisition loans extended to the Company as of July 1998: 3.75% in fiscal 1998, 16.25% in fiscal 1999, 22.50% in fiscal 2000, 31.25% in fiscal 2001 and 26.25% in fiscal 2002. At September 30, 1996, the Company had approximately $852,000 in deferred fees and other origination costs, net of related accumulated amortization, related to the 1995 Credit Agreement. See Notes 2, 4 and 7 to the Company's Consolidated Financial Statements.

     In October, 1995 the Company completed a secondary public offering in which the Company realized gross proceeds, net of underwriter discounts, of approximately $34.3 million. The net proceeds from the offering were used to prepay debt outstanding under the 1995 Credit Agreement. In connection with the prepayment of such debt, the 1995 Credit Agreement was amended to permit the Company to reborrow amounts under its $25 million acquisition loan facility which were prepaid with the proceeds of the secondary offering. As of November 30, 1996, the maximum amount available to borrow, in circumstances in which the Company did not exceed the resultant ratios of senior total indebtedness to pro forma operating cash flow, were revolving credit loans of up to $10.1 million and acquisition loans of $24.6 million. However, as noted above, the Company was near the limit of certain covenant ratios, and accordingly, in the absence of increases in operating cash flow, future borrowings may be restricted or may not be available.

     On December 5, 1996, the Company announced that its Board of Directors had approved a stock repurchase program of up to 500,000 shares of the Company's Common Stock. This program does not obligate the Company to acquire any particular amount of Common Stock, has no set time limit and may be suspended at any time at the Company's discretion. Through December 16, 1996, the Company had repurchased 63,700 shares at an average price of $6.69 per share under the program. Any further repurchases would, among other things, require the prior consent of the lenders under the 1995 Credit Agreement, and there can be no assurance that the lenders would grant such consent if requested. Accordingly, the Company can not predict whether or when additional shares, if any, will be repurchased.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Following the application of the net proceeds from the Company's public offerings in November 1994 and October 1995, the Company has benefitted from significantly improved liquidity and capital resources because of the replacement of a significant portion of its secured debt, and all of its subordinated debt and redeemable stock (as well as the related interest and dividend obligations), with Common Stock. Management of the Company presently believes that cash flow from operations, together with its present sources of liquidity and its anticipated borrowing capacity will be sufficient to support its operations and general business and capital liquidity requirements for the next twelve months. To finance future acquisitions, the Company expects to utilize its borrowing capacity and cash flow from operations. Depending on market conditions, the Company may also incur additional indebtedness or issue equity securities. There can be no assurance that such additional capital, if and when required, will be available on terms acceptable to the Company, or at all. See Item 1. "Business--Business Risks."

INFLATION

     The Company believes that, to date, inflation has not had a material adverse effect on its business. In recent years, however, automotive paint prices have generally risen at rates in excess of the overall inflation rate due, in part, to the changing paint formulations and related costs incurred by manufacturers to comply with environmental regulations, particularly in California. Historically, the Company has been successful in passing most, if not all, of such increases on to the customer. In addition, price increases have at times created profit opportunities to large distributors (such as the Company) with the resources to buy inventory in anticipation of price increases, which opportunities may or may not be available in the future.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated by reference from the information under the captions "Election of Directors," "Certain Information With Respect to Executive Officers" and "Compliance With Section 16(a) Under the Securities Exchange Act of 1934" contained in the Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the fiscal year covered by this Report.


ITEM 11.     EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the fiscal year covered by this Report.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Holders and Management" contained in the Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the fiscal year covered by this Report.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from the information under the caption "Certain Transactions" contained in the Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the fiscal year covered by this Report.

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1. The following consolidated financial statements for the Company and its predecessor are included as part of this report:

         Index to Consolidated Financial Statements.................. Page F-1

     2.  Results of Operations - Unaudited Quarterly Financial
         Information................................................. Page F-19

     3. The following financial statement schedules for the Company and its predecessor are included as part of this report:

         Independent Auditors' Report on Supplemental Schedule....... Page S-1
         Schedule II - Valuation and Qualifying Accounts............. Page S-2

         All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements.

     4. The following exhibits to this report are filed or incorporated by reference herein as indicated. Management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are identified by an asterisk (*). Exhibits are numbered in accordance with Item 601 of Regulation S-K.


Number       Description
------       -----------
    +2.1     Agreement and Plan of Merger dated as of October 14, 1993 by and among the Company, New Horizon Auto Paint Holdings, Inc. ("New
             Horizon") and New Horizon Auto Paint & Body Supplies, Inc. ("NHH
             Sub") (Filed as Exhibit 2.1 to the Company's Registration Statement
             on Form S-1 (Registration No. 33-83310) and incorporated herein by reference.)

    +2.2 Asset Purchase Agreement dated as of February 15, 1993 by and among the Company, Dewitt's A to Z Paint Supply, Inc. ("Dewitt's"), John
             W. DeWitt, Daniel L. DeWitt, and the controlling shareholders of DeWitt's (Filed as Exhibit 2.2 to the Company's Registration
             Statement on Form S-1 (Registration No. 33-83310) and incorporated herein by reference.)

    +2.3 Asset Purchase Agreement dated as of March 31, 1994 by and among the Company, Al West Paint Co., Alfred H. West, Scott A. West,
             Helen Virginia West, Debra West and Cindy Peltiner (Filed as
             Exhibit 2.3 to the Company's Registration Statement on Form S-1
             (Registration No. 33-83310) and incorporated herein by reference.)

    +2.4 Asset Purchase Agreement dated as of March 31, 1994 by and among the Company, F.A. Heckendorf, Inc. and F.A. Heckendorf, Jr. (Filed as Exhibit 2.4 to the Company's Registration Statement on Form S-1
             (Registration No. 33-83310) and incorporated herein by reference.)

     2.5     Reincorporation Merger Agreement and Plan of Merger dated as of
             August 18, 1994 between the Company and Thompson Capital
             Corporation (Filed as Exhibit 2.5 to the Company's Registration
             Statement on Form S-1 (Registration No. 33- 83310) and incorporated herein by reference.)

    +2.6     Stock Purchase Agreement dated as of January 6, 1995, among Herman
             Lewis, the Company, and Arnold Paint Company, a Florida corporation
             (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 11, 1995 and incorporated herein by reference.)

    +2.7 Asset Purchase Agreement dated as of May 9, 1995, as amended, by and among the Company and SEV Corporation (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 31, 1995 and incorporated herein by reference.)

     3.1     Amended and Restated Certificate of Incorporation of the Company
             (Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference.)

Number       Description
------       -----------
     3.2     Bylaws of the Company (Filed as Exhibit 3.3 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-83310) and
             incorporated herein by reference.)

     3.3 First Amendment to Bylaws of the Company (Filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration No.
             33-96256) and incorporated herein by reference.)

     4.1     Common Stock Purchase Warrant dated April 7, 1994 made by the
             Company in favor of Chase Venture Capital Associates, L.P.
             ("Chase") (Filed as Exhibit 4.1 to the Company's Registration
             Statement on Form S-1 (Registration No. 33-83310) and incorporated herein by reference.)

     4.3     Specimen of Common Stock Certificate of the Company (Filed as
             Exhibit 4.3 to the Company's Registration Statement on Form S-1
             (Registration No. 33-83310) and incorporated herein by reference.)

     4.4     Form of Warrant Agreement between the Company and SEV Corporation.
             (Filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 31, 1995 and incorporated herein by reference.)

    10.1 Securities Purchase and Sale Agreement dated as of May 26, 1989 by and among D. Hunt Ramsbottom, Jr. ("Ramsbottom"), Mortimer A.
             Kline, III ("Kline") and Wedbush Capital Partners ("WCP"), as amended by that certain First Amendment to Securities Purchase and Sale Agreement dated as of June 5, 1992 and as terminated by that certain Termination of Securities Purchase and Sale Agreement dated as of June 30, 1994 (Filed as Exhibit 10.1 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-83310) and incorporated herein by reference.)

    10.2 1994 Stock Option Plan (the "1994 Plan") (Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No.
             33-83310) and incorporated herein by reference.)

    10.3     Amendment to the 1994 Plan (Filed as Exhibit 10.64 to the Company's
             Quarterly Report on Form 10-Q for the three months ended March 31, 1995 and incorporated herein by reference.)

    10.4     Form of Stock Option Agreement under 1994 Plan (Filed as Exhibit
             10.3 to the Company's Registration Statement on Form S-1
             (Registration No. 33-83310) and incorporated herein by reference.)

    10.5 Director's Fee Agreement dated as of March 6, 1990 by and between the Company and Frank C. Alexander as amended by the Amendment to Director's Fee Agreement dated as of June 30, 1994 (Filed as
             Exhibit 10.4 to the Company's Registration Statement on Form S-1
             (Registration No. 33-83310) and incorporated herein by reference.)

    10.6 1989 Stock Option Plan (the "1989 Plan") (Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No.
             33-83310) and incorporated herein by reference.)

    10.7     Form of Stock Option Certificate under the 1989 Plan between the
             Company and Frank C. Alexander ("Alexander") (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration
             No. 33-83310) and incorporated herein by reference.)

    10.8     Memorandum of Understanding and Stock Option Agreement, dated June
             29, 1994, by and among CVCA, WCP, Ramsbottom and Kline (Filed as
             Exhibit 10.7 to the Company's Registration Statement on Form S-1
             (Registration No. 33-83310) and incorporated herein by reference.)

    10.9 Registration Rights Agreement dated as of October 14, 1993, as amended by Amendment No. 1 to Registration Rights Agreement dated as of March 31, 1994, by and among the Company, Robert Thompson, as trustee of The Family Trust, Ramsbottom as trustee of the Voting
             Trust, Ramsbottom, Kline, WCP, CVC, Heller, Alexander, John F.
             Kirtley, P. Jeffrey Leck and John B. Norrie (Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration
             No. 33-83310) and incorporated herein by reference.)

    10.10 Credit Agreement dated as of January 6, 1995 between the Company and Heller as Agent and Lender (Filed as Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the three months ended
             December 31, 1994 and incorporated herein by reference.)

    10.11    $15,000,000 Revolving Note dated January 6, 1995 in favor of Heller
             (Filed as Exhibit 10.57 to the Company's Quarterly Report on Form
             10-Q for the three months ended December 31, 1994 and incorporated herein by reference.)

    10.12    $10,000,000 Term Note A dated January 6, 1995 in favor of Heller
             (Filed as Exhibit 10.58 to the Company's Quarterly Report on Form
             10-Q for the three months ended December 31, 1994 and incorporated herein by reference.)

    10.13    $25,000,000 Acquisition Note dated January 6, 1995 in favor of
             Heller (Filed as Exhibit 10.59 to the Company's Quarterly Report on
             Form 10-Q for the three months ended December 31, 1994 and incorporated herein by reference.)

Number       Description
------       -----------
    10.14    Security Agreement dated as of January 6, 1995 between the Company and Heller as Agent for the benefit of all Lenders (Filed as
             Exhibit 10.60 to the Company's Quarterly Report on Form 10-Q for
             the three months ended December 31, 1994 and incorporated herein by reference.)

    10.15 Pledge Agreement dated as of January 6, 1995 in favor of Heller as Agent for the benefit of all Lenders (Filed as Exhibit 10.61 to the Company's Quarterly Report on Form 10-Q for the three months ended
             December 31, 1994 and incorporated herein by reference.)

    10.16 Subordination Agreement dated as of October 14, 1993 by and between BASF Corporation ("BASF") and Heller (Filed as Exhibit 10.18 to the
             Company's Registration Statement on Form S-1 (Registration No.
             33-83310) and incorporated herein by reference.)

    10.17 Subordination Agreement dated as of October 14, 1993 by and between PPG Industries, Inc. ("PPG") and Heller (Filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No.
             33-83310) and incorporated herein by reference.)

    10.18    Installment Note dated December 15, 1992 by D. Hunt Ramsbottom, Jr.
             in favor of the Company, in the principal amount of $125,000 (Filed as Exhibit 10.24 to the Company's Registration Statement on Form
             S-1 (Registration No. 33-83310) and incorporated herein by reference.)

    10.19    Employment Agreement dated October 14, 1993 between D. Hunt
             Ramsbottom, Jr. and the Company (Filed as Exhibit 10.25 to the
             Company's Registration Statement on Form S-1 (Registration No.
             33-83310) and incorporated herein by reference.)

    10.20    Employment Agreement dated October 14, 1993 between Mortimer A.
             Kline, III and the Company (Filed as Exhibit 10.26 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-83310) and incorporated herein by reference.)

    10.21    First Amendment to Employment Agreement, dated as of September 29,
             1994, by and between the Company and Mortimer A. Kline, III (Filed as Exhibit 10.45 to the Company's Registration Statement on Form
             S-1 (Registration No. 33-83310) and incorporated herein by reference.)

    10.24    Senior Subordinated Notes and Warrant Purchase Agreement dated
             April 7, 1994 by and between the Company and Chase (Filed as Exhibit 10.30 to the Company's Registration Statement on Form S-1
             (Registration No. 33-83310) and incorporated herein by reference.)

    10.25 $3,000,000 Senior Subordinated Promissory Note dated April 7, 1994 made by the Company in favor of Chase (Filed as Exhibit 10.31 to the Company's Registration Statement on Form S-1 (Registration No.
             33-83310) and incorporated herein by reference.)

    10.26    Note Purchase Agreement dated as of August 31, 1990 between the
             Company and Chase (Filed as Exhibit 10.32 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-83310) and incorporated herein by reference.)

    10.27 Form of Indemnification Agreement between the Company and its directors and executive officers (Filed as Exhibit 10.34 to the Company's Registration Statement on Form S-1 (Registration No.
             33-83310) and incorporated herein by reference.)

    10.28 Letter dated October 14, 1993 from the Company to certain former shareholders of New Horizon regarding indemnification (Filed as Exhibit 10.35 to the Company's Registration Statement on Form S-1
             (Registration No. 33-83310) and incorporated herein by reference.)

    10.30 Security Agreement dated as of October 14, 1993 by and between the Company and BASF (Filed as Exhibit 10.40 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-83310) and incorporated herein by reference.)

    10.31    Lease, dated as of August 31, 1990, by and between Central Paint &
             Body Supplies, Inc. and NHH Sub, for premises at 1407 West Central,
             Orlando, Florida (Filed as Exhibit 10.42 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-83310) and incorporated herein by reference.)

    10.32 7% Promissory Note dated December 1, 1993 by the Company in favor of Sophers Auto Paints & Supply, Inc. (Filed as Exhibit 10.44 to the Company's Registration Statement on Form S-1 (Registration No.
             33-83310) and incorporated herein by reference.)

    10.33    First Amendment to the 1989 Plan (Filed as Exhibit 10.46 to the
             Company's Registration Statement on Form S-1 (Registration No.
             33-83310) and incorporated herein by reference.)

    10.34 Installment Note dated August 1, 1994 by D. Hunt Ramsbottom, Jr. in favor of the Company in the amount of $21,016.06 (Filed as Exhibit
             10.47 to the Company's Registration Statement on Form S-1
             (Registration No. 33-83310) and incorporated herein by reference.)

Number       Description
------       -----------
    10.35    Concurrent Use Agreement dated as of October 14, 1994 between PBE
             Warehouse, Inc. and the Company (Filed as Exhibit 10.48 to the
             Company's Registration Statement on Form S-1 (Registration No.
             33-83310) and incorporated herein by reference.)

    10.36 Resignation and Termination Agreement and Release of All Claims, effective as of August 31, 1994, between John B. Norrie and the Company (Filed as Exhibit 10.55 to the Company's Annual Report on
             Form 10-K for the year ended September 30, 1994 and incorporated herein by reference.)

    10.37    Non-Negotiable Adjustable Promissory Note Subject to Right of
             Setoff (Filed as Exhibit 2.2 to the Company's Current Report on
             Form 8-K filed January 24, 1995 and incorporated herein by reference).

    10.38 Employment Agreement dated as of May 31, 1995, between the Company and Courtland D. Gates (Filed as Exhibit 2.4 to the Company's
             Current Report on Form 8-K dated May 31, 1995 and incorporated herein by reference.)

    10.39 Agreement Not to Compete, made and entered into as of May 9, 1995 between the Company, SEV Corporation and Courtland D. Gates (Filed as Exhibit 2.3 to the Company's Current Report on Form 8-K dated
             May 31, 1995 and incorporated herein by reference.)

    10.40 Non-Negotiable Promissory Note Subject to Right of Setoff payable to D & S Autocolor, Inc. by the Company (Filed as Exhibit 10.69 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1995 (File No. 0-25038) and incorporated herein by reference.)

    10.41 Non-Negotiable Promissory Note Subject to Right of Setoff payable to Wiebe Enterprises, Inc. by the Company (Filed as Exhibit 10.70 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1995 (File No. 0-25038) and incorporated herein by reference.)

    10.42 Non-Negotiable Promissory Note Subject to Right of Setoff payable to State Auto Paint & Supply Co., by the Company (Filed as Exhibit
             10.71 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1995 (File No. 0-25038) and incorporated herein by reference.)

    10.43    Incentive Compensation Plan for Senior Executives (Filed as Exhibit
             10.44 to the Company's Registration Statement on Form S-1
             (Registration No. 33-96256) and incorporated herein by reference.)

    10.45    Stock Option Plan for Outside Directors (the "Outside Director
             Plan") (Filed as Exhibit 10.46 to the Company's Registration
             Statement on Form S-1 (Registration No. 33-96256) and incorporated herein by reference.)

    10.46    Form of Stock Option Agreement under the Outside Director Plan
             (Filed as Exhibit 10.47 to the Company's Registration Statement on
             Form S-1 (Registration No. 33-96256) and incorporated herein by reference.)

    10.49 Non-Compete Agreement, dated as of August 31, 1990, between NHH Sub and Robert B. Smithwick, Jr. (Filed as Exhibit 10.50 to the
             Company's Registration Statement on Form S-1 (Registration No.
             33-96256) and incorporated herein by reference.)

    10.50    Amendment No. 1, dated as of September 19, 1995 to the Credit
             Agreement dated as of January 6, 1995 between the Company, Heller and the banks named therein. (Filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended
             September 30, 1995 and incorporated herein by reference.)

    10.51    Underwriting Agreement, dated September 28, 1995 between the
             Company, the Selling Stockholders named therein, and Smith Barney,
             Inc., PaineWebber Incorporated and William Blair & Company, as representatives of the several underwriters (Filed as Exhibit 10.51 to the Company's Registration statement on Form S-1 (Registration
             No. 33-96256) and incorporated herein by reference.)

  **10.52 Amendment No. 2, dated as of July 31, 1996 to the Credit Agreement dated as of January 6, 1995 between the Company, Heller and the banks named therein.

  **10.53    Third Amendment to Credit Agreement, dated as of September 30,
             1996 to the Credit Agreement dated as of January 6, 1995 between the Company, Heller and the banks named therein.

  **11.1     Computation of Per Share Earnings

  **21.1     Subsidiaries of the Registrant.

  **23.2     Consent of Deloitte & Touche LLP

  **24.1     Power of Attorney (included on page 30)

-----------
**    Filed herewith.

+ The schedules and similar attachments to these exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

(b) A report on Form 8-K 1996 dated September 20, 1996 was filed during the fiscal quarter ended September 30, 1996. The Board of Directors approved a change from a fiscal year that ends on September 30 of each year to a 52/53 week fiscal year that ends on the Saturday closest to September 30 of each year. The change will become effective for the 1997 fiscal year which began on October 1, 1996 and will end on September 27, 1997.

(c) Included in "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K,"subsection (a).

(d)   None are required to be filed with this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THOMPSON PBE, INC.

                                          BY:   /S/  Mortimer A. Kline, III
                                                --------------------------------
Date:  December 31, 1996                             Mortimer A. Kline,III
                                          Chairman of the Board,
                                          Chief Executive Officer,
                                          and Secretary

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mortimer A. Kline, III and Charles E. Barrantes, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated.

          Signature                             Title                          Date
------------------------------------  ----------------------------       ------------------
 /S/ Mortimer A. Kline, III           Chairman of the Board, Chief       December 31, 1996
------------------------------------  Executive Officer
   Mortimer A. Kline, III             and Director
                                      (Principal Executive Officer)


 /S/ Charles E. Barrantes             Executive Vice President and       December 31, 1996
------------------------------------  Chief Financial Officer
   Charles E. Barrantes               (Principal Financial Officer)


 /S/ Michael O'Donovan                Vice President, Corporate          December 31, 1996
------------------------------------  Controller
   Michael O'Donovan                  (Principal Accounting Officer)


 /S/ Frank C. Alexander               Director                           December 31, 1996
------------------------------------
   Frank C. Alexander


 /S/ David L. Ferguson                Director                           December 31, 1996
------------------------------------
   David L. Ferguson


 /S/ D. Hunt Ramsbottom, Jr.          Director                           December 31, 1996
------------------------------------
   D. Hunt Ramsbottom, Jr.


 /S/ John D. Roach                    Director                           December 31, 1996
------------------------------------
     John D. Roach


 /S/ Louis A. Simpson                 Director                           December 31, 1996
------------------------------------
     Louis A. Simpson

THOMPSON PBE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
Consolidated Balance Sheets at September 30, 1995 and 1996  . . . .        F-2

Consolidated Statements of Operations for each of the three years
  in the period ended September 30, 1996  . . . . . . . . . . . . .        F-3

Consolidated Statements of Stockholders' Equity for each
  of the three years in the period ended September  30, 1996  . . .        F-4

Consolidated Statements of Cash Flows for each of the three years
  in the period ended September 30, 1996  . . . . . . . . . . . . .        F-5

Notes to Consolidated Financial Statements  . . . . . . . . . . . .        F-6

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . .        F-20

                               THOMPSON PBE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                   SEPTEMBER 30,
                                                                                   -------------
                                                                               1995           1996
                                                                               ----           ----
ASSETS
Cash      . . . . . . . . . . . . . . . . . . . . . . . .                   $   665          $   482
Accounts receivable, net of allowance for doubtful
  accounts of $592 (1995) and $1,018 (1996) . . . . . . .                    14,195           19,741
Inventory . . . . . . . . . . . . . . . . . . . . . . . .                    21,877           31,440
Prepaid expenses and other current assets . . . . . . . .                     2,080            4,505
Income tax refund receivable  . . . . . . . . . . . . . .                                      1,435
Deferred income taxes . . . . . . . . . . . . . . . . . .                       723            1,485
Deferred offering costs . . . . . . . . . . . . . . . . .                       945
                                                                           --------       ----------
     Total current assets . . . . . . . . . . . . . . . .                    40,485           59,088
Property and equipment, net . . . . . . . . . . . . . . .                     4,811            7,430
Intangible assets . . . . . . . . . . . . . . . . . . . .                    35,282           57,403
Other assets  . . . . . . . . . . . . . . . . . . . . . .                       228              263
Deferred income taxes . . . . . . . . . . . . . . . . . .                       906               -
Due from officers . . . . . . . . . . . . . . . . . . . .                       196              196
                                                                           --------       ----------
TOTAL     . . . . . . . . . . . . . . . . . . . . . . . .                  $ 81,908       $  124,380
                                                                           ========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term obligations  . . . . . . . .                  $  3,759         $  7,013
Accounts payable  . . . . . . . . . . . . . . . . . . . .                     8,901           13,280
Accrued expenses and other current liabilities  . . . . .                     6,208            8,546
                                                                           --------         --------
     Total current liabilities  . . . . . . . . . . . . .                    18,868           28,839
Long-term obligations . . . . . . . . . . . . . . . . . .                    46,084           44,307
                                                                           --------         --------
     Total liabilities  . . . . . . . . . . . . . . . . .                    64,952           73,146
                                                                           --------         --------

Commitments and contingencies . . . . . . . . . . . . . .

Stockholders' equity:
Preferred stock, par value $0.001 per share;  3,000,000
 shares authorized; none issued and outstanding . . . . .
Common stock, par value $0.001 per share;  25,000,000
 shares authorized; 6,391,946 (1995) and 8,692,438
 (1996) shares issued and outstanding   . . . . . . . . .                         6                9
Additional paid in capital -- common stock  . . . . . . .                    28,277           61,479
Accumulated deficit . . . . . . . . . . . . . . . . . . .                   (11,327)         (10,254)
                                                                           --------        ---------
     Total stockholders' equity   . . . . . . . . . . . .                    16,956           51,234
                                                                           --------        ---------
TOTAL     . . . . . . . . . . . . . . . . . . . . . . . .                  $ 81,908        $ 124,380
                                                                           ========        =========



          See accompanying notes to consolidated financial statements.

                               THOMPSON PBE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     YEAR ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                 1994           1995            1996
                                                                 ----           ----            ----
Net sales . . . . . . . . . . . . . . . . . . . . . . . .     $ 97,271       $131,827       $178,139
Cost of sales . . . . . . . . . . . . . . . . . . . . . .       60,840         82,562        113,210
                                                              --------       --------       --------
Gross profit  . . . . . . . . . . . . . . . . . . . . . .       36,431         49,265         64,929
                                                              --------       --------       --------
Selling, general and administrative expenses  . . . . . .       28,463         36,996         55,831
Depreciation  . . . . . . . . . . . . . . . . . . . . . .        1,143          1,387          1,848
Amortization of  intangible assets  . . . . . . . . . . .        1,504          1,679          2,267
Interest expense  . . . . . . . . . . . . . . . . . . . .        2,546          2,918          2,600
Consulting expense  . . . . . . . . . . . . . . . . . . .          102
Interest on Heller stock warrant purchase obligation  . .        2,870
Special incentive stock compensation  . . . . . . . . . .        1,472
Merger costs  . . . . . . . . . . . . . . . . . . . . . .        1,146
                                                              --------       --------      ---------
      Total . . . . . . . . . . . . . . . . . . . . . . .       39,246         42,980         62,546
                                                              --------       --------      ---------
Income (loss) before provision for income
  taxes and extraordinary item  . . . . . . . . . . . . .       (2,815)         6,285          2,383
Provision for income taxes  . . . . . . . . . . . . . . .                        (805)        (1,310)
                                                              --------       --------      ---------
Income (loss) before extraordinary item . . . . . . . . .       (2,815)         5,480          1,073
Extraordinary item - early extinguishment of debt . . . .         (483)          (445)
                                                              --------       --------      ---------

Net income (loss)   . . . . . . . . . . . . . . . . . . .     $ (3,298)      $  5,035      $   1,073
                                                              =========      ========      =========


PER SHARE DATA:
Income before extraordinary item  . . . . . . . . . . . .                      $5,480
Redemption of redeemable stock and dividends accrued
  on redeemable stock . . . . . . . . . . . . . . . . . .                      (1,078)
                                                                             --------
Income available to common stockholders before
  extraordinary item  . . . . . . . . . . . . . . . . . .                       4,402
Extraordinary item - early extinguishment of debt . . . .                        (445)
                                                                             --------
Net income available to common stockholders . . . . . . .                    $  3,957      $   1,073
                                                                             ========      =========

Income per share before extraordinary item  . . . . . . .                    $   0.70          $0.12
Extraordinary item - early extinguishment of debt . . . .                    $  (0.07)
Net income per share  . . . . . . . . . . . . . . . . . .                    $   0.63          $0.12

Weighted average number of common and common
  equivalent shares outstanding . . . . . . . . . . . . .                       6,317          8,850





          See accompanying notes to consolidated financial statements.

                               THOMPSON PBE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                      SECOND JUNIOR                THIRD JUNIOR
                                     PREFERRED STOCK             PREFERRED STOCK              COMMON STOCK
                                  ------------------------   ------------------------    ------------------------

                                                  ADDITIONAL               ADDITIONAL                    ADDITIONAL
                                             PAR   PAID IN            PAR   PAID IN                PAR     PAID-IN
                                   SHARES   VALUE  CAPITAL  SHARES  VALUE   CAPITAL      SHARES   VALUE    CAPITAL
                                   -----    -----  -------  ------  -----   -------      ------   -----    -------
Balance,
  September 30, 1993  . . . .     150,000      $2     $263  133,000   $1      $331     2,908,060    $29   $    671
Net income of New Horizon
  for the month
  ended September 30, 1993  .
Stock purchase warrant  . . .                                                                                  282
Deferred option
  compensation  . . . . . . .
Accretion of dividends
  to redeemable
  preferred stock . . . . . .
Accretion to Class A
  Common Stock  . . . . . . .
Net loss  . . . . . . . . . .
                                  -------     ---     ----  -------   --      ----     ---------    ---     ------
Balance,
  September 30, 1994  . . . .     150,000      $2     $263  133,000   $1      $331     2,908,060    $29      $ 953
Issuance of common stock
  in initial public
  offering  . . . . . . . . .                                                          2,450,000      2     22,713
Class A Common Stock
  redemption premium  . . . .                                                                               (1,000)
Exercise of
  Heller Warrant  . . . . . .                                                            365,609             3,740
Recapitalization and
  conversion of preferred
  stock into common
  stock . . . . . . . . . . .    (150,000)     (2)    (263)(133,000)  (1)     (331)      622,600    (25)       622
Reclassification of
 deferred option
 compensation and capital
 charge arising
 from combination . . . . . .                                                                                  858
Exercise of stock options,
  net of retirement of
  outstanding stock . . . . .                                                             45,677
Issuance of warrants
  in connection
  with an acquisition . . . .                                                                                  100
Tax effect of
  exercise of options . . . .                                                                                  291
Net income  . . . . . . . . .
                                  -------     ---     ----  -------   --      ----     ---------    ---     ------
Balance,
  September 30, 1995  . . . .           -    $ -       $ -        -  $ -       $ -     6,391,946     $6    $28,277
Issuance of common
 stock in secondary
 public offering  . . . . . .                                                          2,271,475      3     32,953
Exercise of stock options . .                                                             29,017               200
Tax effect of exercise
  of options  . . . . . . . .                                                                                   49
Net income  . . . . . . . . .
                                  -------     ---     ----  -------   --      ----     ---------    ---     ------
Balance,
  September 30, 1996  . . . .           -    $ -       $ -        -  $ -       $ -     8,692,438   $  9     61,479
                                  =======     ===     ====  =======   ==      ====     =========    ===     ======





                                                  CAPITAL
                                  DEFERRED        CHARGE
                                   OPTION          FROM      ACCUMULATED
                                COMPENSATION   COMBINATION     DEFICIT        TOTAL
                                ------------   -----------     -------      --------
Balance,
  September 30, 1993  . . . .                     $(614)      $(12,170)     $(11,487)
Net income of New Horizon
  for the month
  ended September 30, 1993  .                                        2             2
Stock purchase warrant  . . .                                                    282
Deferred option
  compensation  . . . . . . .      $1,472                                      1,472
Accretion of dividends
  to redeemable
  preferred stock . . . . . .                                     (614)         (614)
Accretion to Class A
  Common Stock  . . . . . . .                                     (282)         (282)
Net loss  . . . . . . . . . .                                   (3,298)       (3,298)
                                  ------          -----       --------      --------
Balance,
  September 30, 1994  . . . .     $1,472          $(614)      $(16,362)     $(13,925)
Issuance of common stock
  in initial public
  offering  . . . . . . . . .                                                 22,715
Class A Common Stock
  redemption premium  . . . .                                                 (1,000)
Exercise of
  Heller Warrant  . . . . . .                                                  3,740
Recapitalization and
  conversion of preferred
  stock into common
  stock . . . . . . . . . . .
Reclassification of
   deferred option
   compensation and capital
   charge arising
   from combination . . . . .     (1,472)           614
Exercise of stock options,
  net of retirement of
  outstanding stock . . . . .
Issuance of warrants
  in connection
  with an acquisition . . . .                                                    100
Tax effect of
  exercise of options . . . .                                                    291
Net income  . . . . . . . . .                                    5,035         5,035
                                  ------          -----       --------      --------
Balance,
  September 30, 1995  . . . .     $    -           $  -       $(11,327)      $16,956
Issuance of common
 stock in secondary
 public offering  . . . . . .                                                 32,956
Exercise of stock options . .                                                    200
Tax effect of exercise
  of options  . . . . . . . .                                                     49
Net income  . . . . . . . . .                                    1,073         1,073
                                  ------          -----       --------      --------
Balance,
September 30, 1996  . . . . .     $    -           $  -       $(10,254)      $51,234
                                  ======          =====       ========      ========

          See accompanying notes to consolidated financial statements.

                               THOMPSON PBE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                               ----------------------------------
                                                                            1994              1995                 1996
                                                                            ----              ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .          $(3,298)         $ 5,035              $ 1,073
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .            2,647            3,066                4,115
    Interest on Heller Warrant purchase obligation  . . . . . . .            2,870
    Special incentive stock compensation  . . . . . . . . . . . .            1,472
    Amortization of discount on debt  . . . . . . . . . . . . . .              116
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .                            (1,629)                 144
    Loss (gain) on sale of property and equipment . . . . . . . .              (11)
    Extraordinary item - early extinguishment of debt . . . . . .                               445
    Changes in operating assets and liabilities, net of
     effect of business acquisitions (Note 14)  . . . . . . . . .             (501)          (4,194)              (6,749)
                                                                           -------          -------              -------
    Net cash provided by (used by) operating activities . . . . .            3,295            2,723               (1,417)
                                                                           -------          -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash used in business acquisitions  . . . . . . . . . . . .           (6,966)         (23,241)             (22,086)
  Proceeds from sale of property and equipment  . . . . . . . . .               66
  Purchases of  property and equipment  . . . . . . . . . . . . .           (1,093)          (1,681)              (1,866)
  Increases in other assets . . . . . . . . . . . . . . . . . . .             (691)             (22)                 (34)
                                                                           -------          -------              -------
    Net cash used in investing activities . . . . . . . . . . . .           (8,684)         (24,944)             (23,986)
                                                                           -------          -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving line
    of credit . . . . . . . . . . . . . . . . . . . . . . . . . .            9,333           (4,782)               5,476
  Net proceeds from sale of common stock  . . . . . . . . . . . .                            23,708               33,153
  Repayment of senior debt from offering proceeds . . . . . . . .                                                (33,385)
  Issuance of long-term obligations   . . . . . . . . . . . . . .            6,526           27,985               24,475
  Repayment of long-term obligations  . . . . . . . . . . . . . .           (8,951)         (13,131)              (4,202)
  Redemption of redeemable stock  . . . . . . . . . . . . . . . .                           (10,704)
  Financing fees  . . . . . . . . . . . . . . . . . . . . . . . .                              (754)                (297)
  Increases in note receivable from shareholder   . . . . . . . .             (250)
  Increases in deferred offering costs  . . . . . . . . . . . . .             (841)
                                                                           -------          -------              -------
     Net cash provided by financing activities  . . . . . . . . .            5,817           22,322               25,220
                                                                           -------          -------              -------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . .              428              101                 (183)
New Horizon cash flows for the month ended
  September 30, 1993  . . . . . . . . . . . . . . . . . . . . . .             (184)
Cash, beginning of year . . . . . . . . . . . . . . . . . . . . .              320              564                  665
                                                                           -------          -------              -------

Cash, end of year . . . . . . . . . . . . . . . . . . . . . . . .          $   564          $   665              $   482
                                                                           =======          =======              =======


          See accompanying notes to consolidated financial statements.

                               THOMPSON PBE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION AND MERGER

    The Company is an aftermarket distributor of automotive paint and related supplies to the automotive collision repair industry. At September 30, 1996, the Company operated a total of 101 distribution sites and four warehouses located in eleven states. The Company is highly dependent on a small number of key suppliers. For its most recent fiscal year, the Company regularly served approximately 12,000 customers, none of which accounted for more than 1% of the Company's sales. The Company grants credit to substantially all of its customers.

    Contemporaneous with the closing of Thompson PBE, Inc.'s initial public offering on November 16, 1994, Thompson Capital Corporation reincorporated in the State of Delaware by merging with and into Thompson PBE, Inc. with Thompson PBE, Inc. as the surviving company (the "Reincorporation Merger"). Prior to the Reincorporation Merger, Thompson PBE, Inc. had no operations. References to Thompson PBE, Inc. ("Thompson") include the operations of the predecessor, Thompson Capital Corporation, unless the context indicates otherwise.

    On October 14, 1993, Thompson and New Horizon Auto Paint Holdings, Inc. ("New Horizon") (together referred to herein as the "Company") consummated an Agreement and Plan of Merger (the "Plan of Merger") pursuant to which Thompson was the surviving corporation in a merger with New Horizon (the "New Horizon Merger"). After giving effect to the New Horizon Merger, Thompson succeeded to all of the business, assets and liabilities of New Horizon. The consolidated financial statements give retroactive effect to the New Horizon Merger, which was accounted for using the pooling-of-interests method and, as a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented. The consolidated statements of stockholders' equity reflect the Thompson capital stock issued to effect the New Horizon Merger as outstanding for the same periods as the underlying capital stock of New Horizon.

    Thompson raised approximately $25.1 million in gross proceeds (after payment of underwriting discounts) in its initial public offering which closed in November 1994. In that offering, Thompson issued and sold 2,450,000 shares of common stock (including the full 330,000 shares covered by the underwriters' overallotment option), and a selling stockholder sold 80,000 shares. The net proceeds from the offering received by Thompson were used to repay debt and retire its various classes of redeemable capital stock. The early extinguishment of debt arising from use of the offering proceeds resulted in a non-cash extraordinary charge in the amount of $445,000 related to the write-off of certain deferred financing fees. Concurrent with its initial public offering, Thompson's convertible preferred stock was converted into shares of common stock, and the Heller Warrant (see Note 7) was exercised in full. As a result of the reincorporation and recapitalization, only one class of common stock is authorized and outstanding.

    In October 1995, Thompson raised approximately $34.3 million in gross proceeds (after payment of underwriting discounts) in a secondary public offering. In that offering, Thompson issued and sold 2,271,475 shares of common stock (including the full 271,475 shares covered by the underwriters' overallotment option), and selling stockholders sold 1,178,525 shares. The net proceeds from the offering received by Thompson were used to repay senior debt.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Thompson PBE, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Inventory -- Inventory is stated at the lower of average cost or market. Inventory consists of the direct costs of goods purchased for resale.

    Intangible Assets -- Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives of
2.5 years for covenants not to compete and prepaid consulting fees and 15-30 years for goodwill. The recoverability of goodwill attributable to the Company's acquisitions is analyzed annually based on actual and projected levels of profitability of the locations acquired on an undiscounted basis. Debt issuance costs are amortized using the straight-line method over the term of the related debt.

                               THOMPSON PBE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

    Property and Equipment -- Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. Useful lives range from three to seven years for vehicles, furniture, fixtures and equipment. Leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining lease term.

    Revenue Recognition -- The Company recognizes revenues from product sales at the time of delivery.

    Income Taxes -- Prior to October 1, 1993, deferred income taxes were provided for differences between income for financial statement purposes and income for federal and state income tax purposes. Effective October 1, 1993, the Company changed its method of accounting for income taxes to conform with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities based on temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The adoption of SFAS No. 109 had no effect on the Company's results of operations for the year ended September 30, 1994, nor was there any cumulative effect at October 1, 1993.

    Recent Accounting Pronouncements -- In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock Based Compensation. This statement requires the determination of compensation expense equal to the fair value of the option grant to be estimated, using accepted option pricing formulas, when the option is granted. The computed fair value of option grants to non-employees must be amortized over the vesting
period of the option.   The effects of amortizing the computed fair value of
option grants to employees may either be charged to the statement of operations or set forth as pro forma information in the footnotes to the financial statements, depending on the method elected by the Company upon adoption of the standard. The Company will adopt the disclosure requirements of Statement No. 123 in its fiscal year ending September 27, 1997, but, as permitted, does not intend to charge to the statement of operations the effects of amortizing the fair value of options granted to employees.

    In March 1995, the Financial Accounting Standard Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To
Be Disposed Of" which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicatate that the carrying amount of an asset may not be recoverable. If the sum of the expecterd undiscounted future cash flows from the use of the asset is less than the carrying amount of the asset, an impairment loss is recognized. The impairment loss is measured based on the fair value of the assets. The Company will adopt SFAS NO. 121 in the first quarter of its fiscal year ending September 27, 1997 and, based on current circumstances, does not believe the effect of adoption will have a material effect on the consolidated financial statements.

     Earnings Per Share - Net income per share information is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options and warrants using the treasury stock method. Under this method, primary net income per share is computed as if options and warrants were exercised at the beginning of the period (or at time of issuance, if later) and as if the funds obtained thereby were used to purchase common stock at the average fair value per common share during the period. As a result of the Company's November 1994 reincorporation and recapitalization, earnings per share for periods prior to 1995 are not meaningful, and are therefore not presented.

    Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The ultimate resolution of such estimates and assumptions may vary from the estimates and assumptions used in the preparation of financial statements.

                               THOMPSON PBE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       BUSINESS ACQUISITIONS

    The Company's acquisition strategy is to continue to make add-on acquisitions to augment its Southeast Division (comprised of its operations in Alabama, Florida, and Georgia), Southern California Division, Northern California Division, Rocky Mountain Division (comprised of its Arizona and Colorado operations), Mid-Atlantic Division (comprised of its North Carolina, South Carolina and Virginia operations) and Northeast Division (comprised of its operations in Massachusetts and Connecticut) and to capitalize on opportunities to enter new geographic markets. Since its inception in May 1989, the Company has made a total of 50 acquisitions, including 14 acquisitions during the fiscal year ended September 30, 1996. These acquisitions were accounted for in accordance with the purchase method, and accordingly, the purchase consideration has been allocated first to the fair value of identifiable assets acquired and liabilities assumed, and the remaining amounts allocated to goodwill. The following table summarizes the acquisition transactions of the Company in each of the periods presented (in thousands):

                                                                    Year Ended September 30,
                                                            ----------------------------------------
                                                               1994           1995            1996
                                                            ----------     ----------      ---------
Net assets acquired . . . . . . . . . . . . . . . . . . .      $ 5,167        $11,313        $10,512
Goodwill and covenants not to compete . . . . . . . . . .        5,788         22,529         24,080
                                                            ----------     ----------      ---------
                                                                10,955         33,842         34,592
Less liabilities assumed  . . . . . . . . . . . . . . . .        1,434          4,322          4,735
                                                            ----------     ----------      ---------
Purchase price  . . . . . . . . . . . . . . . . . . . . .        9,521         29,520         29,857
Seller acquisition debt . . . . . . . . . . . . . . . . .        2,555          6,279          7,771
Issuance of preferred stock . . . . . . . . . . . . . . .          -               -              -
                                                            ----------     ----------      ---------
Purchase price net of acquisition debt  . . . . . . . . .      $ 6,966        $23,241        $22,086
                                                            ==========     ==========      =========

Number of acquisitions  . . . . . . . . . . . . . . . . .            4             16             14

    In connection with certain of the Company's fiscal year 1995 acquisitions, the Company agreed to pay a total of approximately $1,600,000 of contingent consideration to the former owners of the businesses acquired. The amount of consideration will be dependent upon the acquired companies retention of sales, as defined, for specified periods subsequent to the closing of the acquisitions and achievement of other specified objectives. In addition, warrants to purchase up to 170,000 shares of Thompson's Common Stock at an exercise price of $21.25 per share are expected to become issuable to the seller of an acquired business in December 1996.

    In connection with certain of the Company's fiscal year 1996 acquisitions, the Company agreed to pay a total of approximately $3,700,000 of contingent consideration to the former owners of the businesses acquired. The amount of consideration will be dependent upon the acquired companies retention of sales, as defined, for specified periods subsequent to the closing of the acquisitions and achievement of other specified objectives. In addition, in connection with the acquisition of a business during the fiscal year ended September 30, 1996, the Company issued to the seller a five year, adjustable convertible promissory note subject to right of set-off in the initial principal amount of $2,125,000. This note is convertible under certain circumstances into shares of the Company's Common Stock at an initial conversion price of $15.47 per share, subject to adjustment. In addition to customary anti-dilution adjustments, the conversion price will be increased at the rate of 7% per year commencing in April 1998.

                               THOMPSON PBE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       BUSINESS ACQUISITIONS (CONTINUED)

    The following table sets forth the unaudited pro forma results of operations for each period in which acquisitions occurred as if the acquisitions were consummated at the beginning of the preceding period. The unaudited pro forma results of operations data gives effect to the Company's acquisitions during the fiscal year ended September 30, 1996, and also gives effect to certain acquisitions during the fiscal year ended September 30, 1995, including the acquisition of the stock of Arnold Paint Company and its subsidiary, the acquisition of substantially all of the assets of SEV Corporation, and to other asset acquisitions, consisting of D & S Auto Color, Inc., Border Paint & Supply, Inc., Auto Paint Specialties, Inc., Refinishers Supply and Equipment, Inc. and F.A. Heckendorf. Additional acquisitions made by the Company since October 1, 1993 are either already reflected in the historical statement of operations of
the Company or were not significant.   The unaudited pro forma results of
operations data consists of the historical results of the Company as adjusted to give effect to (i) a decrease in selling, general and administrative expenses for amounts of compensation paid to former owners or employees of acquired businesses who are no longer employed by the Company; (ii) amortization of the excess of purchase price over net assets acquired; and (iii) the interest expense attributable to debt incurred to finance the acquisitions net of the reduction of interest expense attributable to debt and other liabilities that
were not assumed by the Company.   As a result of the Company's November 1994
reincorporation and recapitalization, the unaudited pro forma weighted average number of common and common equivalent shares outstanding for periods prior to 1995 are not meaningful, and are therefore, not presented. The unaudited pro forma results of operations do not purport to represent what the Company's actual results of operations would have been had such transactions in fact occurred on such dates.

                                                                       Year Ended September 30,
                                                                   --------------------------------
                                                                  1994           1995           1996
                                                                  ----           ----           ----
PRO FORMA RESULTS OF
OPERATIONS DATA (UNAUDITED):

Net sales . . . . . . . . . . . . . . . . . . . . . . . .     $138,975       $193,738       $202,888
Income (loss) before extraordinary item . . . . . . . . .       (2,865)         6,390          2,795
Net income  (loss)  . . . . . . . . . . . . . . . . . . .       (3,348)         5,945          1,314

Income per share before extraordinary item  . . . . . . .                       $1.01          $0.15
Net income per share  . . . . . . . . . . . . . . . . . .                       $0.94          $0.15
Pro forma weighted average number of common and
  common equivalent shares  . . . . . . . . . . . . . . .                       6,317          8,850

    Supplementary pro forma results of operations data (unaudited) presented below assumes that the acquisitions described above were consummated at the beginning of the preceding period and gives effect to the pro forma adjustments discussed above, and also gives effect to i) the Company's November 1994 initial public offering and recapitalization and the use of the proceeds to the Company therefrom, and, ii) the Company's October 1995 secondary offering of Common Stock and the use of the proceeds to the Company therefrom, in each case as if such transactions had occurred on October 1, 1993. Supplementary pro forma per share data also reflects an assumed reduction of interest expense, net of applicable income tax effects, arising from the assumed use of proceeds of the offerings in November 1994 and October 1995.

                               THOMPSON PBE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       BUSINESS ACQUISITIONS (CONTINUED)

    Supplementary pro forma weighted average number of common and common equivalent shares (unaudited) used in the calculation of such per share data assumes the issuance of Common Stock from the Company's October 1995 secondary offering occurred in prior periods to the extent that the use of proceeds from that offering would have resulted in a reduction of debt assumed to be outstanding under the Company's primary credit facility.


                                                                                             Year Ended
                                                                                           September 30,
                                                                                                1995
                                                                                                ----
SUPPLEMENTARY PRO FORMA RESULTS OF
OPERATIONS DATA (UNAUDITED):
Supplementary pro forma  income
   before extraordinary item  . . . . . . . . . . . . . .                                     $7,936
Supplementary pro forma extraordinary items - early
  extinguishment of debt  . . . . . . . . . . . . . . . .                                       (445)
                                                                                              ------
Supplementary pro forma net income  . . . . . . . . . . .                                     $7,491
                                                                                              ======

Supplementary pro forma  income per share
  before extraordinary item . . . . . . . . . . . . . . .                                     $ 0.89
Supplementary pro forma extraordinary item - early
  extinguishment of debt  . . . . . . . . . . . . . . . .                                     $(0.05)
Supplementary pro forma net income per share  . . . . . .                                     $ 0.84
Supplementary pro forma weighted average number of
  common and common equivalent shares . . . . . . . . . .                                      8,874



4.       INTANGIBLE ASSETS

    Intangible assets consist of the following (in thousands):

                                                                                  September 30,
                                                                             -----------------------
                                                                               1995          1996
                                                                             --------      ---------
Covenants not to compete  . . . . . . . . . . . . . . . .                     $ 1,134        $   201
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . .                      37,096         61,176
Debt issuance costs and other . . . . . . . . . . . . . .                         861          1,160
                                                                             --------      ---------
Total     . . . . . . . . . . . . . . . . . . . . . . . .                      39,091         62,537
Less accumulated amortization . . . . . . . . . . . . . .                       3,809          5,134
                                                                             --------      ---------
Intangible assets -- net  . . . . . . . . . . . . . . . .                     $35,282        $57,403
                                                                             ========      =========

Intangible assets and the related accumulated amortization are removed from the accounts when fully amortized.

                               THOMPSON PBE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.        PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                                                  September 30,
                                                                            ------------------------
                                                                              1995           1996
                                                                            ---------     ----------
Vehicles  . . . . . . . . . . . . . . . . . . . . . . . .                      $2,867        $ 3,667
Furniture, fixtures and equipment . . . . . . . . . . . .                       2,518          3,216
Leasehold improvements  . . . . . . . . . . . . . . . . .                       1,662          2,044
Computer equipment  . . . . . . . . . . . . . . . . . . .                       2,729          4,952
                                                                            ---------     ----------
Total     . . . . . . . . . . . . . . . . . . . . . . . .                       9,776         13,879
Less accumulated depreciation and amortization  . . . . .                       4,965          6,449
                                                                            ---------     ----------
Property and equipment -- net . . . . . . . . . . . . . .                      $4,811         $7,430
                                                                            =========     ==========


6.        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist of the following (in thousands):

                                                                                   September 30,
                                                                               ---------------------
                                                                                1995           1996
                                                                               -----          ------
Salaries and wages  . . . . . . . . . . . . . . . . . . .                      $  853         $1,984
Other     . . . . . . . . . . . . . . . . . . . . . . . .                       5,355          6,562
                                                                               ------         ------
Total     . . . . . . . . . . . . . . . . . . . . . . . .                      $6,208         $8,546
                                                                               ======         ======


7.       LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following (in thousands):

                                                                                   September 30,
                                                                             -----------------------
                                                                               1995           1996
                                                                             --------       --------
1995 Credit Agreement with Heller Financial, Inc. as
  agent and lender, bearing interest at an effective annual rate of 7.87% and 7.08% at September 30, 1995 and
  1996, respectively  . . . . . . . . . . . . . . . . . .                     $40,288        $36,855
Obligations under various covenant not to compete
  agreements, payable through September 1999, net of
  unamortized discounts based on imputed interest rates
  ranging from 8.5% to 12%  . . . . . . . . . . . . . . .                         423            340
Notes payable to sellers and capital lease obligations, bearing
  interest ranging from 5% to 12%, payable through 2005 .                       9,132         14,125
                                                                             --------       --------
Total long-term obligations . . . . . . . . . . . . . . .                      49,843         51,320
Less current portion of long-term obligations . . . . . .                       3,759          7,013
                                                                             --------       --------
Total long-term obligations, less current portion . . . .                     $46,084        $44,307
                                                                             ========       ========

    On January 6, 1995, the Company entered into a new credit agreement with Heller Financial, Inc. as agent and lender (the "1995 Credit Agreement"), which expires January 2002. The 1995 Credit Agreement, as amended, provides for borrowings in an aggregate amount not to exceed $75 million, consisting of (i) a revolving credit facility of $18.0 million,

                               THOMPSON PBE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

limited to a borrowing base, (ii) a term loan of $30.0 million, and (iii) an acquisition loan facility of $27.0 million. Advances under the 1995 Credit Agreement bear interest based upon either a "base rate" or LIBOR at the election of the Company, plus a spread which is determined based on the Company's ratio of senior debt to operating cash flow for the prior twelve months.

7.      LONG-TERM OBLIGATIONS (CONTINUED)

    As of September 30, 1996, borrowings under the 1995 Credit Agreement bore interest at an effective interest rate of 7.08% per annum. Borrowings under the 1995 Credit Agreement are secured by substantially all of the Company's assets, and such agreement contains significant restrictive covenants which, among other things, require the Company to maintain certain financial ratios and which limit capital expenditures, the incurrence of indebtedness and the payment of cash dividends. Certain of the financial covenant ratios and certain other provisions of the 1995 Credit Agreement were amended effective September 30, 1996. At September 30, 1996, the Company was near the amended limit of several covenant ratios. At September 30, 1996, the Company had $11.7 million available to it under its revolving credit facility.

    The 1995 Credit Agreement requires annual prepayments in an amount equal to 50% of the Company's excess cash flow (as defined) commencing in 1997 and annual repayments, payable quarterly, of the $30.0 million term loan of: $2.3 million in fiscal 1997, $3.5 million in fiscal 1998, $5.3 million in fiscal 1999, $6.2 million in fiscal 2000, $7.0 million in fiscal 2001 and $5.2 million in fiscal 2002. Annual repayments of the acquisition loan, payable quarterly, commence in fiscal 1998 based on the following percentages of the aggregate amount of acquisition loans extended to the Company as of July 1998: 3.75% in fiscal 1998, 16.25% in fiscal 1999, 22.50% in fiscal 2000, 31.25% in fiscal 2001 and 26.25% in fiscal 2002. At September 30, 1996, the Company had approximately $852,000 in deferred fees and other origination costs, net of related accumulated amortization, related to the 1995 Credit Agreement.

    In connection with the execution of a loan agreement with Heller in May 1989, the Company's predecessor issued a warrant to purchase 382,609 shares of its Class B common stock at $0.45 per share (the "Heller Warrant"). The warrant contained a put feature that required the Company to repurchase the warrant at the option of the holder. The warrant was initially valued at $337,000, and the Company accreted interest so as to provide a liability equal to the warrant's estimated repurchase value. Interest accreted related to the stock warrant purchase obligation was $2,870,000 in the year ended September 30, 1994. The Heller Warrant was exercised and the put feature was terminated in November 1994 concurrent with the Company's initial public offering.

    In connection with the issuance of a senior subordinated note to Chase Venture Capital Associates, L.P. ("Chase"), the Company issued a detachable stock purchase warrant to Chase. The warrant gives Chase the right to purchase a specified amount of the Company's Class C common stock for $0.005 per share. The number of shares purchasable was based on the amount of the note drawn by the Company as a percentage of the total $5 million available, the number of Class C common shares outstanding, including the shares assumed to be outstanding after giving effect to the exercise of the warrants, and the length of time borrowings remained outstanding. Based on the $3,000,000 borrowed by the Company, Chase received a warrant to purchase 47,806 shares of the Company's Class C common stock. The warrant was valued at $282,000, representing the difference between the aggregate exercise price and the estimated fair market value of the Company's Class C common stock purchasable under the warrant. The amount allocated to these warrants is included in additional paid-in capital in the accompanying consolidated financial statements and the resulting discount on the note was being amortized over the life of the senior subordinated note, resulting in an effective interest rate of 12.7%. In connection with the Company's initial public offering in November 1994, the senior subordinated note payable was repaid, the unamortized portion of the discount on the note was charged to income as a component of the extraordinary item -- early extinguishment of debt and the warrant became exercisable for a like number of shares of the Company's Common Stock.

    Prior to the New Horizon Merger, New Horizon had a revolving line of credit agreement and several term notes with Sanwa Business Credit ("Sanwa"). New Horizon was obligated to pay a fee to Sanwa of 5% of adjusted earnings before tax, as defined, for each year through 1995 subject to a total minimum fee of $500,000. The amount was recorded at the discounted present value of the minimum fee obligation. The term notes and revolving line of credit agreement were repaid in October 1993 in connection with New Horizon Merger.
Accordingly, the Company paid a fee of $563,000 and wrote off the unamortized deferred financing costs related to the Sanwa loans, resulting in an extraordinary charge upon early extinguishment of debt of $483,000 for the fiscal year ended September 30, 1994.

                               THOMPSON PBE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       LONG TERM OBLIGATIONS (CONTINUED)

    Scheduled payments of long-term obligations at September 30, 1996 are as follows (in thousands):

        1997  . . . . . . . . . . . . . . . . . . .              $ 7,013
        1998  . . . . . . . . . . . . . . . . . . .               14,142
        1999  . . . . . . . . . . . . . . . . . . .                8,220
        2000  . . . . . . . . . . . . . . . . . . .                8,097
        2001  . . . . . . . . . . . . . . . . . . .                8,146
        Thereafter  . . . . . . . . . . . . . . . .                5,702
                                                                 -------
         Total  . . . . . . . . . . . . . . . . . .              $51,320
                                                                 =======


8.                INCOME TAXES

    The components of the Company's provision for income taxes consist of the following (in thousands):

                                                                             Year ended September 30,
                                                                      -------------------------------------
                                                                        1994           1995          1996
                                                                      -------         ------       --------
Current:
  Federal . . . . . . . . . . . . . . . . . . . . . . . . .                           $1,901         $  914
  State . . . . . . . . . . . . . . . . . . . . . . . . . .                              533            252
                                                                                      ------       --------
     Total current  . . . . . . . . . . . . . . . . . . . .                            2,434          1,166
Deferred  . . . . . . . . . . . . . . . . . . . . . .                    (518)           835            144
Change in valuation allowance . . . . . . . . . . . . . . .               518         (2,464)            -
                                                                      -------         ------       --------
     Total  . . . . . . . . . . . . . . . . . . . . . . . .           $    -          $  805         $1,310
                                                                      =======         ======       ========


    At October 1, 1993 the Company recognized deferred tax assets of $1,946,000 with a corresponding valuation allowance upon the adoption of SFAS 109 (see
Note 2.)

    The Company's effective income tax rate differs from the federal statutory income tax rate applied to income before provision for income taxes due to the following:

                                                                              Year ended September 30,
                                                                         ------------------------------------
                                                                         1994           1995           1996
                                                                         ----           ----           ----
Federal statutory income tax rate . . . . . . . . . . . . .               (35.0)%         35.0%          35.0%
Increases (reductions) in taxes resulting from:
   State taxes, net of federal benefit  . . . . . . . . . .                                6.0            7.2
   Amortization of non-deductible intangible assets . . . .                 4.2            2.7           11.7
   Non-deductible interest on Heller Warrant  . . . . . . .                23.9
   Nondeductible merger costs . . . . . . . . . . . . . . .                11.3
   Nondeductible stock option costs . . . . . . . . . . .                  12.6
   Changes in valuation allowance . . . . . . . . . . . . .               (18.4)         (39.2)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . .                 1.4            8.3            1.1
                                                                         ------        -------          -----
Effective tax rate  . . . . . . . . . . . . . . . . . . . .                 0.0%          12.8%          55.0%
                                                                         ======        =======          =====

                               THOMPSON PBE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       INCOME TAXES (CONTINUED)

The tax effects of temporary differences giving rise to deferred tax assets are as follows (in thousands):

                                                                                             September 30,
                                                                                          ------------------
                                                                                        1995           1996
                                                                                        ----           ----
Deferred tax assets:
  Accounts receivable . . . . . . . . . . . . . . . . . . .                             $261         $  902
  Intangible assets . . . . . . . . . . . . . . . . . . . .                              689             87
  Accrued expenses  . . . . . . . . . . . . . . . . . . . .                              174            190
  Inventory . . . . . . . . . . . . . . . . . . . . . . . .                              288            349
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .                              217            (43)
                                                                                     -------       --------
Net deferred tax assets . . . . . . . . . . . . . . . . . .                           $1,629         $1,485
                                                                                      ======         ======

    In the year ended September 30, 1995 the Company reduced the valuation allowance to the extent that deferred tax assets were anticipated to be realizable.

    Tax benefits arising from the exercise of stock options provide the Company a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. The tax effect of the deduction is excluded from the provision (benefit) for income taxes and credited directly to additional paid in capital. For the year ended September 30, 1995 and 1996, tax benefits credited directly to stockholders' equity totaled $291,000 and $49,000, respectively.

9.  COMMITMENTS AND CONTINGENCIES

    The Company leases substantially all of its operating and office facilities under various operating and capital leases expiring through 2002. Most of these leases provide for increases in rents based on the Consumer Price Index and include renewal options ranging from two to ten years. Future minimum lease payments under such leases as of September 30, 1996 are as follows (in thousands):

                                                                     Capital          Operating
                                                                     Leases           Leases
                                                                    --------        --------
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  619          $4,420
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . .              518           3,995
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . .              276           3,315
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . .               21           1,933
2001  . . . . . . . . . . . . . . . . . . . . . . . . . . .                              454
Thereafter  . . . . . . . . . . . . . . . . . . . . . . . .                               38
                                                                    --------        --------

     Total  . . . . . . . . . . . . . . . . . . . . . . . .            1,434        $ 14,155
                                                                                    ========

Less amount representing interest . . . . . . . . . . . . .              113
                                                                    --------

Present value of minimum lease payments . . . . . . . . . .            1,321
Less current portion of obligations under
  capital lease obligations . . . . . . . . . . . . . . . .              652
                                                                    --------

Long-term portion . . . . . . . . . . . . . . . . . . . . .          $   669
                                                                    ========

    Total rental expense included in the accompanying statements of operations was $1,593,000, $2,544,000 and $4,026,000 for the years ended September 30,
1994, 1995 and 1996, respectively.

                               THOMPSON PBE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

    In the ordinary course of business, the Company is subject to examination of its sales tax returns. At September 30, 1996 a liability to the Florida Department of Revenue for sales and use taxes was recorded to reflect the results of an audit of the sales and operations of a predecessor company for the period September 1989 through August 1994. The Florida Department of Revenue is currently claiming amounts due of approximately $1.8 million. The Company is contesting the manner in which the audit was conducted and the alleged deficiency calculated and assessed. The Company recorded a charge to earnings during the year ended September 30, 1996 to establish a reserve sufficient for the assessed amount, although the ultimate amount to be paid can not yet be predicted pending the outcome of the Company's efforts to appeal this matter. Management presently believes that all other existing claims will ultimately be resolved without a material effect on the Company's financial position.

    The Company has three agreements with warehouse suppliers for the purchase of certain of its paint and non-paint supplies in specified geographic locations. The agreements provide for aggregate specified minimum purchases of $8,100,000 in each of the fiscal years 1997 and 1998, $7,800,000 in each of the fiscal years 1999 and 2000, and $2,800,000 in each of the fiscal years 2001 through 2003. The agreements expire in 1999, 2000 and 2003.

10.  REDEEMABLE STOCK

    A portion of the net proceeds from the Company's November 1994 initial public offering was used to redeem all outstanding shares of Company's redeemable stock. As a result of the reincorporation and recapitalization concurrent with the Company's initial public offering, only one class of common stock is authorized and outstanding. At September 30, 1995, there were no redeemable or preferred stock shares outstanding.

    The following sets forth activity for each class of redeemable stock for each of the two years ended September 30, 1995 (in thousands, except share data):

                                                                                                         First Junior
                                       Senior Preferred Stock        Senior B Preferred Stock          Preferred Stock
                                     --------------------------     --------------------------    --------------------------
                                                     Additional                     Additional                    Additional
                                               Par     Paid-In                Par     Paid-In               Par     Paid-In
                                     Shares   Value    Capital      Shares   Value    Capital     Shares   Value    Capital
                                     ------   -----    -------      ------   -----    -------     ------   -----    -------
BALANCE,
SEPTEMBER 30, 1993  . . . . . .     633,750     $6     $1,306       48,318     $48    $4,739      704,348     $7   $1,070
Accretion of dividends to
 redeemable preferred stock . .                           132                            376                          106
Accretion to Class A
 common stock . . . . . . . . .
Note receivable
from shareholder  . . . . . . .
                                                 -          -                                           -
BALANCE,
SEPTEMBER 30, 1994  . . . . . .     633,750      6      1,438       48,318      48     5,115      704,348      7    1,176
Accretion to redemption
amount of preferred stock
and Class A common  . . . . . .                            72                             78                           27
Redemption of preferred
 and common stock . . . . . . .    (633,750)    (6)    (1,510)     (48,318)    (48)   (5,193)    (704,348)    (7)  (1,203)
                                   --------    ---     ------      -------     ---    ------     --------    ---   ------
BALANCE,
SEPTEMBER 30, 1995  . . . . . .           -    $-         $ -           -      $ -    $    -            -   $  -   $    -
                                   ========    ===     ======      ======      ===    ======     ========   ====   ======

                                             Class A
                                           Common Stock
                                     --------------------------      Note
                                                     Additional   Receivable
                                               Par     Paid-In       from
                                     Shares   Value    Capital    Shareholder    Total
                                     ------   -----    -------    -----------    -----
BALANCE,
SEPTEMBER 30, 1993  . . . . . .     4,917,645   $49    $2,583        ($750)      $9,058
Accretion of dividends to
 redeemable preferred stock . .                                                     614
Accretion to Class A
 common stock . . . . . . . . .                           282                       282
Note receivable
from shareholder  . . . . . . .                                       (250)        (250)
                                            -   ---                   ----         ----
BALANCE,
SEPTEMBER 30, 1994  . . . . . .     4,917,645    49     2,865       (1,000)       9,704
Accretion to redemption
amount of preferred stock
and Class A common  . . . . . .                          (177)
Redemption of preferred
 and common stock . . . . . . .    (4,917,645)  (49)   (2,688)       1,000       (9,704)
                                   ----------   ---    ------        -----       ------
BALANCE,
SEPTEMBER 30, 1995  . . . . . .             -   $ -    $    -        $   -       $    -
                                   ==========   ===    ======        =====       ======

                               THOMPSON PBE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.       STOCK OPTION PLANS

    The Company had two stock option plans in effect at September 30, 1996: the 1994 Stock Option Plan, as amended (the "1994 Plan"), and the Outside Director Stock Option Plan (the "1995 Director Plan"). The 1989 Stock Option Plan (the "1989 Plan") was terminated in August 1995.

 1994 Plan

    The Company has reserved 965,000 shares of Common Stock for issuance under the 1994 Plan. Options may be granted under the 1994 Plan at an exercise price not less than the fair market value of the shares on the date of grant.
Options granted under the 1994 Plan generally have terms of five to ten years, and become exercisable in three equal annual installments from the date of grant.

    The following summarizes activity in the 1994 plan through September 30, 1996:

                                                                                                Aggregate
                                                     Number of            Range of              Exercise
                                                      Options            Option Price             Price
                                                     ---------           ------------           ---------
                                                                                             (in thousands)
Granted and outstanding,
September 30, 1994  . . . . . . .                     300,300         $ 5.91  -  $ 6.50           $1,829
  Granted . . . . . . . . . . . .                     419,966         $11.00  -  $17.25            5,772
  Exercised . . . . . . . . . . .                     (35,964)         $5.91  -                     (213)
  Canceled  . . . . . . . . . . .                      (5,301)         $5.91  -  $11.00              (47)
                                                    ---------                                   --------
Outstanding,
  September 30, 1995  . . . . . .                     679,001         $ 5.91  -  $17.25           $7,341
  Granted . . . . . . . . . . . .                      94,000          $9.50  -  $14.00            1,193
  Exercised . . . . . . . . . . .                     (29,017)         $5.91  -  $11.00             (200)
  Canceled  . . . . . . . . . . .                     (78,868)         $5.91  -  $16.75             (948)
                                                    ---------                                   --------
Outstanding,
  September 30, 1996  . . . . . .                     665,116         $ 5.91   - $17.25         $  7,386
                                                    =========                                   ========


         At September 30, 1995 and 1996, options to purchase 63,802 and 319,938 shares, respectively, were exercisable under the 1994 Plan.


Outside Director Stock Option Plan

    In August 1995, the Board of Directors authorized the establishment of a stock option plan for outside directors (the "1995 Director Plan") pursuant to which options to acquire up to 100,000 shares may be granted, which plan was approved by stockholders in February 1996. The 1995 Director Plan provides for specified grants of stock options to outside directors upon their initial election to the board of Directors, and provides for annual grants on a formula basis upon their reelection. The exercise price of all such options will be the last reported sales price of the Common Stock on the Nasdaq Stock Market on the date immediately prior to the date of grant. Options granted under the 1995 Director Plan will be for terms of ten years, and will vest one third at the end of the first, second and third anniversaries of the

                              THOMPSON PBE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date of grant. As of September 30, 1996, the Company had granted options to acquire 40,000 shares of Common Stock under the 1995 Directors Plan at exercise prices ranging from $13.00 to $17.00.

                               THOMPSON PBE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.       STOCK OPTION PLANS  (CONTINUED)

 Other Stock Options

    In 1989, in connection with the original acquisition of Thompson Lacquer Company by the Company, Wedbush Capital Partners ("Wedbush"), a shareholder of the Company, and certain of the Company's officer/shareholders entered into a Securities Purchase and Sale Agreement (the "SPSA"). Under the terms of the SPSA, among other things, Wedbush had the option to purchase a total of 38,260 shares of Class C common stock from the officer/shareholders at $0.005 per share for each of the years ended March 31, 1992, 1993 and 1994 in which the Company failed to achieve defined levels of earnings before interest and taxes (the "EBIT Target"). The Company did not attain the EBIT Target in either 1992 or 1993. The 38,260 shares subject to the 1992 EBIT Target were transferred to Wedbush in August 1992. In June 1994, the SPSA was terminated. In accordance with the termination agreement, Wedbush transferred the 38,260 Class C shares subject to the 1992 EBIT Target back to the officer/shareholders and all rights and obligations of any of the parties to the SPSA were terminated and rescinded. As a result of the termination of the SPSA, the Company recognized compensation expense of approximately $848,000, which is included in special incentive stock compensation in the accompanying statement of operations for the year ended September 30, 1994.

    Prior to June 1994, an Incentive Stock Agreement (the "ISA") among Wedbush, Chemical and its officer/shareholders was in effect. Under the terms of the ISA, as amended, Wedbush and Chemical agreed to grant options to purchase up to 96,320 shares of Second Junior preferred stock at $0.91 per share to the officer/shareholders upon the occurrence of a liquidity event, as defined. In June 1994, the ISA was terminated and Wedbush and Chemical granted to the officer/shareholders options to purchase a total of 96,280 shares of common stock owned by the shareholders at $0.91 per share, subject to antidilution provisions. The options are presently exercisable and expire on January 31, 1999. In connection with the issuance of these options, the Company recognized compensation expense of approximately $624,000, which is included in special incentive stock compensation in the accompanying statement of operations for the year ended September 30, 1994.


13.       DUE FROM OFFICERS

    The Company has notes receivable from certain of its officers which amounted to $196,000 at September 30, 1995 and 1996. Such notes bear interest at rates ranging from 6.0% to 7.5%.


14.       STATEMENT OF CASH FLOWS

    Increases (decreases) in operating cash flows arising from changes in operating assets and liabilities, net of the effects of business acquisitions, consist of the following (in thousands):

                                                                                   September 30,
                                                                     --------------------------------------
                                                                       1994            1995           1996
                                                                     -------         -------        -------
Accounts receivable . . . . . . . . . . . . . . . . . . . .          $(1,479)        $(1,561)        (2,126)
Inventory . . . . . . . . . . . . . . . . . . . . . . . . .            1,072            (219)        (4,551)
Prepaid expenses and other current assets . . . . . . . . .             (300)         (2,663)          (925)
Accounts payable  . . . . . . . . . . . . . . . . . . . . .             (174)         (1,071)         1,812
Income taxes payable  . . . . . . . . . . . . . . . . . . .                                          (2,063)
Accrued expenses and other current liabilities  . . . . . .              380           1,320          1,104
                                                                     -------         -------        -------

                                                                     $  (501)        $(4,194)       $(6,749)
                                                                     =======         =======        =======

                               THOMPSON PBE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Cash paid for interest and income taxes is as follows (in thousands):

                                                                         Fiscal year ended September 30,
                                                                      -------------------------------------
                                                                        1994           1995           1996
                                                                      -------         ------         ------
Interest  . . . . . . . . . . . . . . . . . . . . . . . . .           $2,340          $2,851         $2,465
Income taxes  . . . . . . . . . . . . . . . . . . . . . . .           $   80          $1,782         $2,591

    Financing and investing activities of the Company in the fiscal year ended September 30, 1995 and 1996 which affect recognized assets or liabilities but that do not result in cash receipts or cash payments are as follows (in thousands):

Capital leases acquired in connection with the
  acquisition of certain businesses and property  . . . . .   $710   $1,230

    Non-cash financing and investing activities during the fiscal year ended September 30, 1994 were not significant.


15. SUBSEQUENT EVENT (UNAUDITED)

    Subsequent to September 30, 1996 the Company announced the acquisition of two businesses with historical annual revenues of over $8 million. The acquired businesses operated two distribution sites.

                               THOMPSON PBE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. RESULTS OF OPERATIONS - UNAUDITED QUARTERLY FINANCIAL INFORMATION

    The following table sets forth unaudited consolidated statement of operations data for each of the eight quarters ended September 30, 1996. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period. (Amounts in thousands, except per share data.)

                                                                           1995 Quarters Ended
                                                          ----------------------------------------------------
                                                          Dec. 31        March 31       June 30       Sept. 30
                                                          --------      ---------      ---------      --------
Net sales . . . . . . . . . . . . . . . . . . . . . .      $24,952        $31,019        $37,235       $38,621
Cost of sales . . . . . . . . . . . . . . . . . . . .       15,531         19,330         23,336        24,365
                                                          --------      ---------      ---------      --------
Gross profit  . . . . . . . . . . . . . . . . . . . .        9,421         11,689         13,899        14,256
Selling, general and administrative expenses  . . . .        7,476          8,813         10,158        10,549
Depreciation expense  . . . . . . . . . . . . . . . .          294            350            379           364
Amortization of goodwill and other intangible assets           377            351            430           521
Interest expense, net . . . . . . . . . . . . . . . .          584            597            837           900
                                                          --------      ---------      ---------      --------
Income before provision for income
  taxes and extraordinary item  . . . . . . . . . . .          690          1,578          2,095         1,922
Provision for income taxes  . . . . . . . . . . . . .                                                     (805)
                                                          --------      ---------      ---------      --------
Income before extraordinary item  . . . . . . . . . .          690          1,578          2,095         1,117
Extraordinary item - early extinguishment of debt . .         (445)
                                                          --------      ---------      ---------      --------
Net income  . . . . . . . . . . . . . . . . . . . . .      $   245        $ 1,578        $ 2,095       $ 1,117
                                                          ========      =========      =========      ========

Earnings (loss) per common and common
  equivalent share available to common
  stockholders . . . . . . . . . . . . . . . . . . ..       $(0.16)         $0.24          $0.31         $0.17

Weighted average common and common equivalent
  shares outstanding  . . . . . . . . . . . . . . . .        5,281          6,610          6,667         6,683


                                                                           1996 Quarters Ended
                                                          ----------------------------------------------------
                                                          Dec. 31        March 31       June 30       Sept. 30
                                                          --------       --------       --------      --------
Net sales . . . . . . . . . . . . . . . . . . . . . .      $37,145        $41,981        $48,958       $50,055
Cost of sales . . . . . . . . . . . . . . . . . . . .       23,199         26,479         30,627        32,905
                                                          --------       --------       --------      --------
Gross profit  . . . . . . . . . . . . . . . . . . . .       13,946         15,502         18,331        17,150
Selling, general and administrative expenses  . . . .       11,218         12,231         13,684        18,698
Depreciation expense  . . . . . . . . . . . . . . . .          419            436            490           503
Amortization of goodwill and other intangible assets           483            525            590           669
Interest expense, net . . . . . . . . . . . . . . . .          344            542            756           958
                                                          --------       --------       --------      --------
Income (loss) before provision for income
  taxes . . . . . . . . . . . . . . . . . . . . . . .        1,482          1,768          2,811        (3,678)
Provision (benefit) for income taxes  . . . . . . . .          615            734          1,166        (1,205)
                                                          --------       --------       --------      --------
Net income (loss) . . . . . . . . . . . . . . . . . .      $   867        $ 1,034        $ 1,645      $( 2,473)
                                                          ========       ========        =======      ========

Earnings (loss) per common and common
  equivalent share  . . . . . . . . . . . . . . . . .        $0.10          $0.12          $0.19        $(0.28)

                               THOMPSON PBE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average common and common equivalent
  shares outstanding  . . . . . . . . . . . . . . . .        8,814          8,903          8,834         8,692

    During the fourth quarter of fiscal year 1996, the Company recorded charges to its statement of operations totaling approximately $3.5 million relating to reserves for a sales and use tax audit of a certain predecessor company, disputed reimbursements from vendors and writedowns of inventory carrying value.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Thompson PBE, Inc.:


We have audited the accompanying consolidated balance sheets of Thompson PBE, Inc. and its subsidiaries (the "Company") as of September 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Los Angeles, California
January 10, 1997

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE


Board of Directors and Stockholders
Thompson PBE, Inc.:


    We have audited the consolidated financial statements of Thompson PBE, Inc. and its subsidiaries (the "Company") as of September 30, 1996 and 1995, and for each of the three years in the period ended September 30, 1996, and have issued our report thereon dated December 19, 1996; such consolidated financial statements and report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 14(a). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Los Angeles, California
January 10, 1997

                               THOMPSON PBE, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                          Balance at     Provision                     Balance at
                                                          Beginning     for Doubtful         Net         End of
                                                          of Period       Accounts       Write-Offs      Period
                                                          ----------      --------       ----------      ------
Year ended September 30, 1994
Allowance for doubtful accounts . . . . . . . . .          $ 571           $  471          $ 626        $  416

Year ended September 30, 1995
Allowance for doubtful accounts . . . . . . . . .          $ 416           $  502          $ 326        $  592


Year ended September 30, 1996
Allowance for doubtful accounts . . . . . . . . .          $ 592           $1,179          $ 753        $1,018