Form 10-Q
period 1996-12-28
THOMPSON PBE INC
filed 1997-02-11
CIK 929035

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C 20549

                      ------------------------------------


                                   FORM 10-Q


(Mark one)
                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended December 28, 1996

                                       OR

                 [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES AND EXCHANGE ACT OF 1934
                             For the transition period from _______ to _________

                        Commission File Number:  0-25038
                        --------------------------------


                               THOMPSON PBE, INC.
             (Exact name of Registrant as specified in its charter)


                 DELAWARE                                     95-4215913
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification Number)


                         4553 GLENCOE AVENUE, SUITE 200
                       MARINA DEL REY, CALIFORNIA  90292
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (310) 306-7112


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                               YES   X    NO
                                   -----     -----

As of February 8, 1997, there were 8,645,084 shares of common stock outstanding.



Total number of sequential pages:     13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                               THOMPSON PBE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)

                                     ASSETS

                                                            DECEMBER 31,     SEPTEMBER 30,
                                                                1996             1996
                                                                ----             ----
Current assets:
 Cash     . . . . . . . . . . . . . . . . . . . . . . . .     $    221          $    482
 Accounts receivable (net of allowances
   of $1,081 and $1,018)  . . . . . . . . . . . . . . . .       20,198            19,741
 Inventory  . . . . . . . . . . . . . . . . . . . . . . .       36,579            31,440
 Prepaid expenses and other current assets    . . . . . .        6,741             7,425
                                                              --------          --------
   Total current assets . . . . . . . . . . . . . . . . .       63,739            59,088

Property and equipment, net . . . . . . . . . . . . . . .        7,773             7,430
Intangible assets, net  . . . . . . . . . . . . . . . . .       61,931            57,403
Other assets  . . . . . . . . . . . . . . . . . . . . . .          463               459
                                                              --------          --------
                                                              $133,906          $124,380
                                                              ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt and obligations  . . .     $  7,358          $  7,013
 Accounts payable   . . . . . . . . . . . . . . . . . . .       16,260            13,280
 Accrued expenses and other current liabilities   . . . .        8,332             8,546
                                                              --------          --------
   Total current liabilities  . . . . . . . . . . . . . .       31,950            28,839

Long-term debt and obligations  . . . . . . . . . . . . .       50,858            44,307
                                                              --------          --------
   Total liabilities  . . . . . . . . . . . . . . . . . .       82,808            73,146

Commitments and contingencies . . . . . . . . . . . . . .

Stockholders' equity:
 Common stock   . . . . . . . . . . . . . . . . . . . . .            9                 9
 Additional paid-in capital   . . . . . . . . . . . . . .       61,121            61,479
 Accumulated deficit  . . . . . . . . . . . . . . . . . .      (10,032)          (10,254)
                                                              --------          --------
   Total stockholders' equity . . . . . . . . . . . . . .       51,098            51,234
                                                              --------          --------
                                                              $133,906          $124,380
                                                              ========          ========

          See accompanying notes to consolidated condensed financial statements.

                               THOMPSON PBE, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                       THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                       -------------------
                                                       1996           1995
                                                       ----           ----
Net sales . . . . . . . . . . . . . . . . . . . .      $47,768       $37,145
Cost of sales . . . . . . . . . . . . . . . . . .       30,573        23,199
                                                       -------       -------
Gross profit  . . . . . . . . . . . . . . . . . .       17,195        13,946
                                                       -------       -------
Selling, general and administrative expenses  . .       14,568        11,218
Depreciation  . . . . . . . . . . . . . . . . . .          487           419
Amortization of intangible assets . . . . . . . .          707           483
Interest expense  . . . . . . . . . . . . . . . .        1,047           344
                                                       -------       -------
      Total . . . . . . . . . . . . . . . . . . .       16,809        12,464
                                                       -------       -------
Income before provision for income taxes  . . . .          386         1,482
Provision for income taxes  . . . . . . . . . . .          164           615
                                                       -------       -------
Net income  . . . . . . . . . . . . . . . . . . .      $   222       $   867
                                                       =======       =======

PER SHARE DATA:
Net income per common and common
  equivalent share  . . . . . . . . . . . . . . .        $0.03         $0.10

Weighted average common and
  common equivalent shares  . . . . . . . . . . .        8,771         8,814


     See accompanying notes to consolidated condensed financial statements.

                               THOMPSON PBE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                            THREE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                         -------------------------
                                                                          1996              1995
                                                                          ----              ----
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   222          $    867
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . .          1,194               902
  Changes in deferred income taxes  . . . . . . . . . . . . . . .                               76
  Changes in operating assets and liabilities  (Note 4) . . . . .         (1,722)           (2,345)
                                                                         -------          --------
Net cash provided by (used for) operating activities  . . . . . .           (304)             (500)
                                                                         -------          --------

Cash flows from investing activities:
Purchases of property and equipment . . . . . . . . . . . . . . .           (717)             (489)
Cash paid to acquire companies  . . . . . . . . . . . . . . . . .         (4,727)           (2,658)
Increase in other assets  . . . . . . . . . . . . . . . . . . . .             (4)             (130)
                                                                         -------          --------
Net cash used for investing activities  . . . . . . . . . . . . .         (5,448)           (3,277)
                                                                         -------          --------

Cash flows from financing activities:
Net borrowings (repayments) under line of credit  . . . . . . . .          1,557             1,118
Issuance of long-term debt  . . . . . . . . . . . . . . . . . . .          5,349             2,833
Repayment of long-term obligations  . . . . . . . . . . . . . . .         (1,057)          (34,048)
Repurchase of common stock  . . . . . . . . . . . . . . . . . . .           (426)
Net proceeds from issuance of common stock  . . . . . . . . . . .             68            33,225
                                                                         -------          --------
Net cash provided by financing activities . . . . . . . . . . . .          5,491             3,128
                                                                         -------          --------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . .           (261)             (649)
Cash, beginning of period . . . . . . . . . . . . . . . . . . . .            482               665
                                                                         -------          --------

Cash, end of period . . . . . . . . . . . . . . . . . . . . . . .        $   221          $     16
                                                                         =======          ========





     See accompanying notes to consolidated condensed financial statements.

                               THOMPSON PBE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  GENERAL

    The consolidated condensed financial statements include the accounts of Thompson PBE, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated condensed financial statements are unaudited. In the opinion of management, such financial statements include all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. These consolidated condensed financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the fiscal year ended September 30, 1996 included in the Company's Annual Report on Form 10-K. The results of operations for the three-month period presented is not necessarily indicative of results that may be expected for the full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Change of Fiscal Year - The Company changed its fiscal year end from September 30 of each year to a 52/53 week fiscal year that ends on the Saturday closest to September 30 of each year. The change became effective for the 1997 fiscal year which began on October 1, 1996 and which will end on September 27, 1997. For simplicity of presentation, the Company has described the fiscal quarter ended December 28, 1996 as the three months ended December 31, 1996.

3.  COMPUTATION OF EARNINGS PER SHARE

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

4.  STATEMENTS OF CASH FLOWS

    Increases (decreases) in operating cash flows arising from changes in operating assets and liabilities, net of the effect of businesses acquired, consist of the following (in thousands):

                                                                     Three Months Ended
                                                                         December 31,
                                                                    ---------------------
                                                                      1996           1995
                                                                      ----           ----
Accounts receivable . . . . . . . . . . . . . . . . . . . .        $   312        $   323
Inventory . . . . . . . . . . . . . . . . . . . . . . . . .         (4,702)        (5,593)
Prepaid expenses and other current assets . . . . . . . . .            688           (679)
Accounts payable  . . . . . . . . . . . . . . . . . . . . .          1,473          3,419
Accrued expenses and other current liabilities  . . . . . .            507            185
                                                                   -------        -------
                                                                   $(1,722)       $(2,345)
                                                                   =======        ========

    Cash paid for interest during the three months ended December 31, 1996 and 1995, was $1,014,000 and $366,000, respectively.

                               THOMPSON PBE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


5.  ACQUISITIONS OF COMPANIES

    The Company acquired two business during the three months ended December 31, 1996. The businesses acquired, the date of acquisition and the geographic locations of the acquired businesses are as follows:

Northern California Division
----------------------------
J & M Paint Incorporated           December 1996            San Leandro, California

Northeast  Division
-------------------
Auto Body Supply Corporation       October 1996             Boston, Massachusetts

The acquired companies operated 2 distribution sites prior to their acquisition by the Company, with historical annual revenues totaling approximately $8 million.


6.  LONG-TERM DEBT AND OBLIGATIONS

    Long-term debt and obligations consist of the following (in thousands):

                                                                   December 31,     September 30,
                                                                       1996             1996
                                                                       ----             ----
1995 Credit Agreement with Heller Financial, Inc., as
 agent and lender   . . . . . . . . . . . . . . . . . . . . . . .   $43,849           $36,855
Obligations under various covenant not to
   compete agreements . . . . . . . . . . . . . . . . . . . . . .       321               340
Notes payable to sellers and capital lease obligations  . . . . .    14,046            14,125
                                                                    -------           -------
Total long-term debt and obligations  . . . . . . . . . . . . . .    58,216            51,320
Less current portion of long-term debt and obligations  . . . . .     7,358             7,013
                                                                    -------           -------
Total long-term debt and obligations, less current portion  . . .   $50,858           $44,307
                                                                    =======           =======

    At December 31, 1996 the Company had outstanding $43.8 million under its credit agreement with Heller Financial, Inc. as agent and lender (the "1995 Credit Agreement"). Borrowings under the 1995 Credit Agreement are secured by substantially all of the Company's assets, and such agreement contains significant restrictive covenants which, among other things, require the Company to maintain certain financial ratios and which limit capital expenditures, the incurrence of indebtedness and the payment of cash dividends. Certain of the financial covenant ratios and certain other provisions of the
1995 Credit Agreement were amended effective September 30, 1996.   At December
31,1996 the Company was near the amended limit of several covenant ratios.

ITEM 2.                   MANAGEMENT'S DISCUSSION AND
                             ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and accompanying notes, included in
Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 1996 contained in the Company's Annual Report on Form 10-K.

    Information contained in this Report includes "forward-looking" statements that are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends" or other similar terminology. See Item 1., "Business --Business Risks." in the Company's Annual Report on Form 10-K.

    A key component of the Company's business strategy is to make add-on acquisitions to augment its existing operations and to capitalize on
opportunities to enter new geographic markets.   As described in Note 5 to the
Condensed Consolidated Condensed Financial Statements, the Company has completed the acquisition of 2 businesses subsequent to September 30, 1996.
The businesses acquired had combined annual sales for their most recent fiscal years of approximately $8.0 million. The Company's acquisition plan for 1997 is presently expected to focus on selective acquisitions in existing markets. In the ordinary course of its business, the Company regularly evaluates, and enters into negotiations relating to, potential acquisition opportunities. See
Note 5 to the Consolidated Condensed Financial Statements and "- Liquidity and Capital Resources."




SEASONALITY AND OTHER VARIATIONS IN BUSINESS RESULTS

    The Company's revenues and operating results have historically varied substantially from quarter to quarter due to certain factors and the Company expects certain of these fluctuations to continue. Among these factors have been the timing of acquisitions, the promptness with which the Company integrates acquired businesses, seasonal buying patterns of the Company's customers, weather, and the timing of supplier price increases and other incentive programs. Historically, sales have slowed in the fall and early winter of each year largely due to weather and the reduced number of business days during the holiday season. As a result, financial performance for the Company's distribution sites is generally lower during the first and second fiscal quarters than during the other quarters of the fiscal year. During the December 1996 quarter, the impact of the holidays on automotive repair shops was more pronounced than the Company's historical experience, including the Company's experience in the December 1995 quarter. In addition, the location, timing and structure of acquisitions may cause substantial fluctuations of operating results from quarter to quarter. The Company's sales and operating results also vary due to changes affecting the domestic wholesale aftermarket for automotive paint and related supplies, such as the volume of warranty repair work and the level of new and used car sales.

RESULTS OF OPERATIONS

    Net sales. For the three months ended December 31, 1996, net sales increased by $10.6 million, or 28.6%, to $47.8 million from the three months ended December 31, 1995. The increase was attributable to net sales resulting from acquisitions completed since December 31, 1995. Sales in existing operations were down compared to the prior year period, with an increase in sales in the California divisions more than offset by decreases in the Southeast and Rocky Mountain divisions. See "- Seasonality and Other Variations in Business Results."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT.)

    Gross profit. Gross profit for the three months ended December 31, 1996 increased to $17.2 million from $13.9 million for the three months ended December 31, 1995. Gross profit as a percentage of net sales of 36.0% for the three months ended December 31, 1996 declined from gross profit as a percentage of net sales of 37.5% for the three months ended December 31, 1995. The decrease in gross margins is attributable primarily to increased discounts granted to customers to meet competitive pressures. Based on published industry data, the Company believes that the number of collision repair shops
has decreased approximately 5% in each of the last two years.   Gross profit
margins may be adversely impacted in the future in connection with a continued consolidation of collision repair shops in an environment in which distribution
remains fragmented.   Gross profit may also vary from period to period as a
result of, among other factors, increased selling prices arising from vendor price increases, discount and rebate programs of large suppliers to the Company and fluctuations in discounts granted to large customers in certain geographic markets in which the Company operates.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.4 million, or 29.9%, to $14.6 million for the three months ended December 31, 1996 as compared to $11.2 million for the three months ended December 31, 1995. For the three months ended December 31, 1996, selling, general and administrative expenses were 30.5% of net sales as compared to 30.2% of net sales for the three months ended December 31, 1995. The absolute increase in selling, general and administrative expenses reflects the increase in costs necessary to support the Company's rapid growth through
its acquisition program.   Selling, general and administrative expenses
increased slightly as a percentage of net sales in the three months ended December 31, 1996 as compared to the year earlier period due to the effect of an increase in operating costs without a corresponding percentage increase in net sales, and the effect of higher operating costs as a percentage of revenues in certain stores acquired since December 31, 1995 as compared to sites existing in the year earlier period.

    Depreciation and Amortization expense. Depreciation expense increased to $487,000 in the three months ended December 31, 1996 from $419,000 in the three months ended December 31, 1995. The increase in depreciation expense is attributable to an increase in fixed assets related to the expanded operations
of the Company.   Amortization expense for the three months December 31, 1996 increased to $707,000 from $483,000 for the three months ended December 31, 1995. These results reflect the net effect of an increase in amortization expense relating to an increase in intangible assets and goodwill, arising from the acquisition of businesses subsequent to December 31, 1995. Depreciation and amortization expenses are expected to continue to increase from period to period as a result of continued acquisition activity by the Company.

    Interest expense. Interest expense increased to $1,047,000 for the three months ended December 31, 1996 from $344,000 in the three months ended December 31, 1995. During the three months ended December 31, 1995, interest expense reflected lower debt balances arising from the repayment of debt with the net
proceeds realized from the Company's public offering in October 1995.   At
December 31, 1996, senior debt outstanding totaled $43.9 million, as compared
to $10.6 million at December 31, 1995.   Interest expense in future periods
will be dependent upon fluctuations in outstanding debt balances, prevailing interest rates and changes in the Company's ratio of senior debt to operating cash flow. See "--Liquidity and Capital Resources."

    Provision for income taxes. The provision for income taxes as a percentage of income before income taxes increased to 42.5% for the three months ended December 31, 1996 from 41.5% for the three months ended December 31, 1995. The effect of nondeductible amortization of intangible assets arising from the acquisition of the stock of certain acquired businesses in relation to the Company's income before income taxes may result in fluctuations in the Company's effective tax rate.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT.)

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity and capital resources have been significantly impacted by acquisitions commencing with the initial acquisition of Thompson Lacquer Company in May 1989. The Company historically has financed its business activities and acquisitions principally through a combination of secured, subordinated and seller-provided borrowings, augmented by internally generated cash flow. In addition, the Company has financed certain of its larger acquisitions partially through the issuance of equity securities.

    The Company had working capital of $31.8 million at December 31, 1996. In addition to working capital, the Company's principal source of liquidity was the 1995 Credit Agreement, as amended, which provides for borrowings in an aggregate amount not to exceed $70 million, consisting of (i) a revolving credit facility of $18.0 million, limited to a borrowing base, (ii) a term loan of $30.0 million, and (iii) an acquisition loan facility of $27.0 million. Borrowings under the 1995 Credit Agreement are secured by substantially all of the Company's assets and such agreement contains significant restrictive covenants which require the Company to maintain certain financial ratios and which limit, among other things, capital expenditures, the incurrence of indebtedness and the payment of cash dividends.

    Certain of the financial covenant ratios and certain other provisions of the 1995 Credit Agreement were amended (the Third Amendment to Credit
Agreement) effective September 30, 1996.   At December 31, 1996 the Company was
near the amended limit of several covenant ratios; failure to satisfy the financial covenants under the 1995 Credit Agreement could result in a material adverse affect on the Company's financial position and results of operations. In the event that the Company does not meet the financial covenants contained in the 1995 Credit Agreement in future periods, it is likely that the terms of the Credit Agreement would be renegotiated, the outcome of which could result in higher interest rates on debt outstanding under the 1995 Credit Agreement, a reduction of amounts available under the agreement and other adverse changes in the terms under which outstanding debt is repaid, which could be material.

    As of December 31, 1996, the Company had available to borrow approximately $7 million of revolving credit loans under the 1995 Credit Agreement. As of December 31, 1996, the maximum amount available to borrow, in circumstances in which the Company did not exceed financial covenant ratios contained with the 1995 Credit Agreement were acquisition loans of up to $23.7 million. However, as noted above, the Company was near the limit of certain covenant ratios, and accordingly, in the absence of increases in operating cash flow, future borrowings may be restricted or may not be available.

    On December 5, 1996, the Company announced that its Board of Directors had approved a stock repurchase program of up to 500,000 shares of the Company's Common Stock. This program does not obligate the Company to acquire any particular amount of Common Stock, has no set time limit and may be suspended at any time at the Company's discretion. Through December 16, 1996, the Company had repurchased 63,700 shares at an average price of $6.69 per share under the program. No further repurchases have been made and any further such repurchases would, among other things, require the prior consent of the lenders under the 1995 Credit Agreement, and there can be no assurance that the lenders would grant such consent if requested. Accordingly, the Company can not predict whether or when additional shares, if any, will be repurchased.

    Cash used by operating activities was $304,000 for the three months ended December 31, 1996 as compared to $500,000 for the year earlier period.
Although net income decreased by $645,000 during the three months ended December 31, 1996 as compared to the year earlier period, an increase in depreciation and amortization expense and a reduction in cash used for changes in operating assets and liabilities resulted in operating activities using less cash during the three months ended December 31, 1996 than in the year earlier period.

    The Company's investing activities used cash totaling $4.7 million to acquire two businesses during the three months ended December 31, 1996, as compared to a use of cash of $2.7 million to acquire businesses during the three months ended December 31, 1995. In addition, the Company had capital expenditures of $717,000 and $489,000 in the three months ended December 31, 1996 and 1995, respectively. Capital expenditures were primarily for refurbishment of distribution sites, upgrades of computer systems and the replacement of delivery vehicles.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT.)

    The Company's inventories at December 31, 1996 represented approximately 109 days' sales, as compared to 111 and 89 days' inventory on hand at December
31, 1995 and September 30, 1996, respectively.   The increase in days'
inventory at December 31, 1996 as compared to September 30, 1996 is attributable to large volume purchases of inventory from certain manufacturers in advance of the effective date of price increases announced by such manufacturers, and to the effect on inventory levels of seasonal volume buying to maximize supplier discounts and rebates.

    The Company's accounts payable at December 31, 1996 represented approximately 63 days' purchases, compared to 68 days at December 31, 1995. As a general matter, the Company's level of accounts payable is favorably impacted by the Company's ability to take advantage of periodic supplier incentive programs, which programs often extend the payment date beyond normal terms with large volume purchases. Accounts payable levels are also impacted by vendor programs allowing the Company additional price discounts for prompt payment of purchases. Accounts payable levels will continue to vary from period to period depending on which vendor payment programs are available. Although there can be no assurance that such extended programs will be continued, they have been commonplace in the Company's industry for many years and have been routinely offered by each of its principal suppliers. If, however, these programs changed or were terminated, the Company's liquidity requirements could change materially.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED BUSINESS RISKS.

    This Report contains certain forward-looking statements pertaining to, among others things, the Company's future results of operations, growth plans, sales, gross margin and expense trends, capital requirements, compliance with contractual obligations and general business, industry and economic conditions applicable to the Company. These statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this Report, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. These and certain other significant business risks faced by the Company are discussed in additional detail under the caption Item 1., "Business -- Business Risks" in the Company's Annual Report on Form 10-K for the 1996 fiscal year. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained or referred to in this Report will in fact occur.

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


ITEM 5.   OTHER INFORMATION

            None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS

                                                                                     Sequential
                    Description                                                      Page Number
                    --------------------------------                                 -----------
Exhibit 11.1        Computation of Net Income per Common and Common
                    Equivalent Share.                                                   13
                                                                                     -----------


(b) REPORTS ON FORM 8-K

          None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THOMPSON PBE, INC.
                                        (Registrant)



Date:  February 10, 1997                Charles E. Barrantes
                                        --------------------------------------
                                        Charles E. Barrantes
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                                        Michael O'Donovan
                                        --------------------------------------
                                        Michael O'Donovan
                                        Vice President, Corporate Controller
                                        (Principal Accounting Officer)

                                                                    Exhibit 11.1
                               THOMPSON PBE, INC.

        COMPUTATION OF NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

                                                                                   THREE MONTHS ENDED
                                                                                       DECEMBER 31
                                                                                   ------------------
                                                                                   1996              1995
                                                                                   ----              ----
  Common stock outstanding, beginning of period . . . . . . . . .             8,692,438          6,391,946
  Issuance of common stock  . . . . . . . . . . . . . . . . . . .                                2,271,475
  Repurchase of outstanding common stock  . . . . . . . . . . . .               (63,700)
  Exercise of options   . . . . . . . . . . . . . . . . . . . . .                11,616
                                                                              ---------          ---------
  Common stock outstanding, end of period . . . . . . . . . . . .             8,640,354          8,663,421
                                                                              =========          =========

PER SHARE DATA:
Weighted average shares outstanding during the period,
   assuming exercise of options and warrants  . . . . . . . . . .             9,043,117          9,241,934
Shares assumed to be repurchased under the treasury stock
  method at an assumed fair market value per share of $7.25
  and $10.82 at December 31, 1996 and 1995 respectively . . . . .              (272,232)          (428,121)
                                                                              ---------          ---------
Total shares used in computing Historical Per Share data  . . . .             8,770,885          8,813,813
                                                                              =========          =========

Net income (loss) available to
  common stockholders . . . . . . . . . . . . . . . . . . . . . .                $  222             $  867
                                                                                 ======             ======


PER SHARE DATA:
Net income per common and common equivalent share   . . . . . . .                 $0.03              $0.10

Weighted average common and
  common equivalent shares  . . . . . . . . . . . . . . . . . . .                 8,771              8,814