Form 10-Q
period 1997-03-29
THOMPSON PBE INC
filed 1997-05-13
CIK 929035

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q


(Mark one)
                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1997

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

                                    YES X   NO
                                       ---    ---

As of May 9, 1997, there were 8,645,084 shares of common stock outstanding.



Total number of sequential pages:     35
                                     ----

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               THOMPSON PBE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                                March 31,   September 30,
                                                                                  1997          1996
                                                                               ---------    -------------
                                                                              (unaudited)
Current assets:
  Cash ....................................................................     $      74      $     482
  Accounts receivable (net of allowances
   of $1,048 and $1,018) ..................................................        20,011         19,741
  Inventory ...............................................................        32,153         31,440
  Prepaid expenses and other current assets ...............................         4,443          4,505
  Income tax refund receivable ............................................         1,435          1,435
  Deferred income taxes ...................................................         1,485          1,485
                                                                                ---------      ---------
   Total current assets ...................................................        59,601         59,088

Property and equipment, net ...............................................         7,837          7,430
Intangible assets, net ....................................................        62,032         57,403
Other assets ..............................................................           303            459
                                                                                ---------      ---------
                                                                                $ 129,773      $ 124,380
                                                                                =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and obligations .......................     $   8,021      $   7,013
  Accounts payable ........................................................        20,644         13,280
  Accrued expenses and other current liabilities ..........................         7,018          8,546
                                                                                ---------      ---------
   Total current liabilities ..............................................        35,683         28,839

Long-term debt and obligations, net .......................................        42,671         44,307

Stockholders' equity:
  Common stock ............................................................             9              9
  Additional paid-in capital ..............................................        61,121         61,479
  Accumulated deficit .....................................................        (9,711)       (10,254)
                                                                                ---------      ---------

   Total stockholders' equity .............................................        51,419         51,234
                                                                                ---------      ---------
                                                                                 $ 129,773      $ 124,380
                                                                                 =========      =========


     See accompanying notes to consolidated condensed financial statements.

                               THOMPSON PBE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                       Three Months Ended      Six Months Ended
                                                           March 31,                March 31,
                                                     ---------------------     ------------------
                                                      1997        1996         1997        1996
                                                      -------     -------     -------     -------
Net sales .......................................     $51,441     $41,981     $99,209     $79,126
Cost of sales ...................................      33,727      26,479      64,300      49,678
                                                      -------     -------     -------     -------
Gross profit ....................................      17,714      15,502      34,909      29,448
                                                      -------     -------     -------     -------
Selling, general and administrative expenses ....      14,806      12,231      29,374      23,449
Depreciation ....................................         545         436       1,032         855
Amortization of intangible assets ...............         735         525       1,442       1,008
Interest expense ................................       1,055         542       2,102         886
                                                      -------     -------     -------     -------
      Total .....................................      17,141      13,734      33,950      26,198
                                                      -------     -------     -------     -------
Income before provision for income taxes ........         573       1,768         959       3,250
Provision for income taxes ......................         252         734         416       1,349
                                                      -------     -------     -------     -------
Net income ......................................     $   321     $ 1,034     $   543     $ 1,901
                                                      =======     =======     =======     =======
Per Share Data:
Net income per common and common
  equivalent share ..............................     $  0.04     $  0.12     $  0.06     $  0.21

Weighted average common and
  common equivalent shares ......................       8,693       8,903       8,732       8,861



     See accompanying notes to consolidated condensed financial statements.

                               THOMPSON PBE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Six Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1997           1996
                                                        --------       --------
Cash flows from operating activities:
Net income .........................................     $    543      $  1,901
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization ....................        2,474         1,863
  Changes in operating assets and liabilities ......        4,541        (5,697)
                                                         --------      --------
Net cash provided by (used for) operating
  activities .......................................        7,558        (1,933)
                                                         --------      --------
Cash flows from investing activities:
Purchases of property and equipment ................       (1,168)         (994)
Cash paid to acquire companies .....................       (4,870)      (11,064)
Increase in other assets ...........................           10           (26)
                                                         --------      --------
Net cash used for investing activities .............       (6,028)      (12,084)
                                                         --------      --------
Cash flows from financing activities:
Net borrowings under line of credit ................          190        16,092
Payment of financing fees and costs ................         (150)           --
Repayment of long term debt and obligations ........       (1,826)      (34,431)
Proceeds from payment of notes due from officer.....          146            --
Repurchase of common stock .........................         (426)           --
Net proceeds from issuance of common stock .........          128        33,225
                                                         --------      --------
Net cash provided by (used for) financing activities       (1,938)       14,886
                                                         --------      --------
Net increase (decrease) in cash ....................         (408)          869
Cash, beginning of period ..........................          482           665
                                                         --------      --------
Cash, end of period ................................     $     74      $  1,534
                                                         ========      ========



     See accompanying notes to consolidated condensed financial statements.

                               THOMPSON PBE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  GENERAL

    The consolidated condensed financial statements include the accounts of Thompson PBE, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated condensed financial statements are unaudited. In the opinion of management, such financial statements include all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. These consolidated condensed financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the fiscal year ended September 30, 1996 included in the Company's Annual Report on Form 10-K. The results of operations for the three-month and six-month periods presented are not necessarily indicative of results that may be expected for the full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Change of Fiscal Year - The Company changed its fiscal year end from September 30 of each year to a 52/53 week fiscal year that ends on the Saturday closest to September 30 of each year. The change became effective for the 1997 fiscal year which began on October 1, 1996 and which will end on September 27, 1997. For simplicity of presentation, the Company has described the thirteen weeks and twenty-six weeks ended March 29, 1997 as the three months and six months ended March 31, 1997.

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

4.  STATEMENTS OF CASH FLOWS

    Increases (decreases) in operating cash flows arising from changes in operating assets and liabilities, net of the effect of businesses acquired, consist of the following (in thousands):

                                                Six Months Ended
                                                     March 31,
                                              ---------------------
                                                1997         1996
                                              -------      -------
Accounts receivable .....................     $   499      $  (286)
Inventory ...............................        (276)      (5,294)
Prepaid expenses and other current assets          66         (533)
Accounts payable ........................       5,459        1,188
Accrued expenses and other liabilities ..      (1,207)        (772)
                                              -------      -------
                                              $ 4,541      $(5,697)
                                              =======      =======


    Cash paid for interest during the six months ended March 31, 1997 and 1996, was $2,075,000 and $767,000, respectively. Cash paid for income taxes during the six months ended March 31, 1997 and 1996 was $603,000 and $1,204,000, respectively. Cash paid for income taxes during the six months ended March 31, 1997 included income tax liabilities assumed in connection with the acquisition of several business in 1996.

                               THOMPSON PBE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


5.  ACQUISITIONS OF COMPANIES

    The Company acquired two businesses during the three months ended December 31, 1996. The businesses acquired, the date of acquisition and the geographic locations of the acquired businesses are as follows:

Northern California Division
----------------------------
J & M Paint Incorporated       December 1996        San Leandro, California

Northeast  Division
-------------------
Auto Body Supply Corporation   October 1996         Boston, Massachusetts

The acquired companies operated two distribution sites prior to their acquisition by the Company, with historical annual revenues totaling approximately $8 million.


6.  LONG-TERM DEBT AND OBLIGATIONS

    Long-term debt and obligations consist of the following (in thousands):

                                                             March 31,  September 30,
                                                               1997         1996
                                                             ---------  ------------
1995 Credit Agreement with Heller Financial, Inc., as
 agent and lender ........................................     $37,599     $36,855
Obligations under various covenant not to
   compete agreements ....................................         301         340
Notes payable to sellers and capital lease obligations ...      12,792      14,125
                                                               -------     -------
Total long-term debt and obligations .....................      50,692      51,320
Less current portion of long-term debt and obligations ...       8,021       7,013
                                                               -------     -------
Total long-term debt and obligations, less current portion     $42,671     $44,307
                                                               =======     =======

     At March 31, 1997 the Company had outstanding $37.6 million under its credit agreement with Heller Financial, Inc. as agent and lender (as amended to date, the "1995 Credit Agreement"). Borrowings under the 1995 Credit Agreement are secured by substantially all of the Company's assets, and such agreement contains significant restrictive covenants which, among other things, require the Company to maintain certain financial ratios and which limit capital expenditures, the incurrence of indebtedness and the payment of cash dividends. Certain of the financial covenant ratios and certain other provisions of the 1995 Credit Agreement were amended effective September 30, 1996. Effective January 1, 1997, the Company and the banks participating in the 1995 Credit Agreement entered into a Waiver and Fourth Amendment to Credit Agreement (the "Fourth Amendment") which, among other things, waived compliance with certain provisions of the 1995 Credit Agreement and further amended certain of the financial covenants contained therein. After giving effect to the Fourth Amendment, the Company believes that it was in compliance with the 1995 Credit Agreement as of March 31, 1997, although it remained near the limits provided for in certain of the financial covenants.

                               THOMPSON PBE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


7.  SUBSEQUENT EVENT

    On May 6, 1997 the Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding share of common stock of the Company. If and when the Rights become exercisable, each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an initial exercise price of $25.00 per Right. The Rights will, subject to certain exceptions, be exercisable if a person or group acquires 20% or more of the Company's common stock or announces a tender offer for 20% or more of the common stock. The Company's Board of Directors will be entitled to redeem the Rights at $.01 per Right, payable in cash or stock.

The Rights are designed to assure that all Company stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of the Company without paying all stockholders a control premium.

If a person acquires 20% or more of the outstanding common stock of the Company (other than certain exempt persons), each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of shares of Company common stock having a market value at that time of twice the Right's exercise price. Rights held by the 20% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction which has not been approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. The exercisability of the Rights will not be triggered by any person who beneficially owns more than 20% of the Company's common stock at the close of business on May 6, 1997, provided such exempt person acquires no more than an additional 0.25% of the outstanding common stock (presently, slightly more than 21,000 shares) after such date.

The dividend distribution will be payable to stockholders of record on May 29, 1997. The Rights will expire on May 6, 2007. The declaration of the Rights dividend will not result in any charge to the Company's results of operations.

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

    Information contained in this Report includes "forward-looking" statements that are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends" or other similar terminology. See Forward-looking Statements and Associated Business Risks, and Item 1., "Business --Business Risks." in the Company's Annual Report on Form 10-K.

    A key component of the Company's business strategy has been to make add-on acquisitions to augment its existing operations and to capitalize on opportunities to enter new geographic markets. As described in Note 5 to the Consolidated Condensed Financial Statements, the Company has completed the acquisition of two businesses subsequent to September 30, 1996. The businesses acquired had combined annual sales for their most recent fiscal years of approximately $8.0 million. The Company's acquisition plan for 1997 is presently expected to focus on selective acquisitions in existing markets. In the ordinary course of its business, the Company regularly evaluates, and enters into negotiations relating to, potential acquisition opportunities. See Note 5 to the Consolidated Condensed Financial Statements and "-- Liquidity and Capital Resources."

SEASONALITY AND OTHER VARIATIONS IN BUSINESS RESULTS

    The Company's sales and operating results have historically varied substantially from quarter to quarter due to certain factors and the Company expects certain of these fluctuations to continue. Among these factors have been the timing of acquisitions, the promptness with which the Company integrates acquired businesses, seasonal buying patterns of the Company's customers, weather, and the timing and magnitude of supplier price increases and other incentive programs. Historically, sales have slowed in the fall and early winter of each year largely due to weather and the reduced number of business days during the holiday season. As a result, financial performance for the Company's distribution sites is generally lower during the first and second fiscal quarters than during the other quarters of the fiscal year. During the most recent fiscal quarter, the Company reduced its purchases in advance of scheduled vendor price increases in connection with efforts to reduce inventory levels. Also during the period, the Company received a smaller benefit from vendor incentive programs than in prior periods. In addition, the timing of acquisitions may cause substantial fluctuations of operating results from quarter to quarter. The Company's sales and operating results also vary due to changes affecting the domestic wholesale aftermarket for automotive paint and related supplies, such as the volume of warranty repair work and the level of new and used car sales.

RESULTS OF OPERATIONS

    Net sales. For the three months ended March 31, 1997, net sales increased by 22.5% to $51.4 million from $42.0 million for the three months ended March 31, 1996. For the six months ended March 31, 1997, net sales increased by 25.4% to $99.2 million from $79.1 million for the six months ended March 31, 1996. The increases in revenue were primarily attributable to net sales related to acquisitions completed since December 31, 1995. Sales in existing operations were down slightly for the three months and six months ended March 31, 1997 from the prior year comparable periods, with decreases in volume more than offsetting increased selling prices. See "-- Seasonality and Other Variations in Business Results."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (cont.)

    Gross profit. Gross profit for the three months and six months ended March 31, 1997 increased to $17.7 million and $34.9 million from $15.5 million and $29.4 million, respectively, from the comparable periods in 1996. Gross profit as a percentage of net sales of 34.4% for the three months ended March 31, 1997 decreased from gross profit as a percentage of net sales of 36.9% for the year earlier period. Gross profit as a percentage of net sales of 35.2% for the six months ended March 31, 1997 decreased from gross profit as a percentage of net sales of 37.2% for the comparable period in 1996. The reduction in gross profit margins was attributable to a change in the Company's inventory purchasing patterns, including a reduction in inventory purchases in advance of scheduled vendor price increases, a reduction in prompt payment discounts realized on prepayment of inventory purchases made under extended payment terms and increased customer support costs. To a lesser extent, competitive pressures also contributed to the decline in gross profit margins.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased 21.0% to $14.8 million for the three months ended March 31, 1997 from $12.2 million in the year earlier period. Selling, general and administrative expenses increased 25.3% to $29.4 million for the six months ended March 31, 1997 from $23.4 million for the comparable period in 1996. The increase in absolute amounts from period to period reflects the increase in costs necessary to support the Company's expanded operations arising from its acquisition program. Selling, general and administrative expenses decreased to 28.8% of net sales for the three months ended March 31, 1997 as compared to 29.1% of net sales in the year earlier period. The decrease in selling, general and administrative expenses as a percentage of net sales for the three months ended March 31, 1997 as compared to the year earlier period is primarily attributable to the effects of expense control efforts, including the effects of decreased management infrastructure. Selling, general and administrative expenses as a percentage of net sales of 29.6% for the six months ended March 31, 1997 did not vary from the year earlier period, as the effect of cost control efforts was offset by the effect of a decrease in sales in existing operations.

    Depreciation and Amortization expense. Depreciation expense increased to $545,000 in the three months ended March 31, 1997 from $436,000 in the three months ended March 31, 1996. Depreciation expense increased to $1,032,000 in the six months ended March 31, 1997 from $855,000 in the six months ended March 31, 1996. The increase in depreciation expense is attributable to an increase in fixed assets related to the expanded operations of the Company. Amortization expense for the three months March 31, 1997 increased to $735,000 from $525,000 for the three months ended March 31, 1996. Amortization expense for the six months March 31, 1997 increased to $1,442,000 from $1,008,000 for the six months ended March 31, 1996. These results reflect the net effect of an increase in amortization expense relating to goodwill recorded in connection with the acquisition of companies. Depreciation and amortization expenses are expected to continue to increase from period to period as a result of continued acquisition activity by the Company.

    Interest expense. Interest expense increased to $1,055,000 and $2,102,000 for the three months and six months ended March 31, 1997, respectively, from $542,000 and $886,000 in the comparable periods in 1996. The increase in interest expense reflects an increase in the average debt outstanding as compared to the year earlier periods. Interest expense in future periods will be dependent upon fluctuations in outstanding debt balances, prevailing interest rates and changes in the Company's ratio of senior debt to operating cash flow. See "-- Liquidity and Capital Resources."

    Provision for income taxes. The provision for income taxes as a percentage of income before income taxes increased to 44.0% for the three months ended March 31, 1997 from 41.5% for the three months ended March 31, 1996. The provision for income taxes as a percentage of income before income taxes increased to 43.4% for the six months ended March 31, 1997 from 41.5% for the six months ended March 31, 1996. The increase in the effective tax rate is a result of an increase in nondeductible expenses as a percentage of income before taxes, as compared to the year earlier periods. The effect of nondeductible amortization of intangible assets arising from the acquisition of the stock of certain acquired businesses in relation to the Company's income before income taxes will continue to result in fluctuations in the Company's effective tax rate as well as a tax rate in excess of the statutory rate.

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

    The Company had working capital of $23.9 million at March 31, 1997. In addition to working capital, the Company's principal source of liquidity was the 1995 Credit Agreement, as amended, which provides for borrowings in an aggregate amount not to exceed $70 million, consisting of (i) a revolving credit facility of $18.0 million, limited to a borrowing base, (ii) a term loan of $30.0 million, and (iii) an acquisition loan facility of $27.0 million. Borrowings under the 1995 Credit Agreement are secured by substantially all of the Company's assets and such agreement contains significant restrictive covenants which require the Company to maintain certain financial ratios and which limit, among other things, capital expenditures, the incurrence of indebtedness and the payment of cash dividends.

    Effective January 1, 1997, the Company and the banks participating in the 1995 Credit Agreement entered into the Fourth Amendment which, among other things, waived compliance with certain provisions of the 1995 Credit Agreement and further amended certain of the financial covenants contained therein. After giving effect to the Fourth Amendment, the Company believes that it was in compliance with the 1995 Credit Agreement as of March 31, 1997, although it remained near the limits provided for in certain of the financial covenants. Failure to satisfy the financial covenants under the 1995 Credit Agreement could result in a material adverse affect on the Company's financial position and results of operations. In the event that the Company does not meet the amended financial covenants contained in the 1995 Credit Agreement in future periods, the Company could experience higher interest rates on debt outstanding under the 1995 Credit Agreement, a reduction of amounts available under the agreement, other adverse changes in the terms under which outstanding debt is repaid, which could be material, or an acceleration of the due dates of the borrowings.

    As of March 31, 1997, the Company had available to borrow approximately $13 million of revolving credit loans under the 1995 Credit Agreement. As of March 31, 1997, the maximum amount available to borrow, in circumstances in which the Company did not exceed financial covenant ratios contained within the 1995 Credit Agreement were acquisition loans of up to $23.3 million. However, as noted above, the Company was near the limit of certain covenant ratios, and accordingly, in the absence of increases in operating cash flow, future borrowings may be restricted or may not be available.

    On December 5, 1996, the Company announced that its Board of Directors had approved a stock repurchase program of up to 500,000 shares of the Company's Common Stock. Through December 16, 1996, the Company had repurchased 63,700 shares at an average price of $6.69 per share under the program. No further repurchases have been made and any further such repurchases would, among other things, require the prior consent of the lenders under the 1995 Credit Agreement, and there can be no assurance that the lenders would grant such consent if requested. Accordingly, the Company does not expect to repurchase additional shares under this program at any time in the immediate future.

    Cash provided by operations was $7.6 million for the six months ended March 31, 1997 as compared to cash used by operations of $1.9 million for the year earlier period. Although net income decreased by $1.4 million during the six months ended March 31, 1997 as compared to the year earlier period, an increase in depreciation and amortization expense and an increase in cash provided by changes in operating assets and liabilities resulted in the change in cash flow from operating activities. During the six months ended March 31, 1996, changes in inventory and accounts payable balances resulted in a use of cash of $4.1 million, whereas during the six months ended March 31, 1997, changes in inventory and accounts payable balances resulted in a source of cash of $5.2 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (cont.)

    The Company's investing activities used cash totaling $4.9 million to acquire businesses during the six months ended March 31, 1997, as compared to a use of cash of $11.1 million to acquire businesses during the six months ended March 31, 1996. In addition, the Company had capital expenditures of $1.2 million and $1.0 million in the six months ended March 31, 1997 and 1996, respectively. Capital expenditures were primarily for refurbishment of distribution sites, upgrades of computer systems and the replacement of delivery vehicles.

    The Company's inventories at March 31, 1997 represented approximately 90 days' sales, as compared to 107 and 89 days' inventory on hand at March 31, 1996 and September 30, 1996, respectively. The decrease in days' inventory at March 31, 1997 as compared to March 31, 1996 is attributable to efforts to reduce inventory which resulted in decreased large volume purchases of inventory from certain manufacturers. Also during the period, the Company reduced its seasonal buying although this change also reduced somewhat the supplier discounts and rebates realized.

    The Company's accounts payable at March 31, 1997 represented approximately 55 days' purchases, compared to 45 days at March 31, 1996. As a general matter, the Company's level of accounts payable is favorably impacted by the Company's ability to take advantage of periodic supplier incentive programs, which programs often extend the payment date beyond normal terms with large volume purchases. Accounts payable levels are also impacted by vendor programs allowing the Company additional price discounts for prompt payment of purchases. Accounts payable levels will continue to vary from period to period depending on which vendor payment programs are available. Although there can be no assurance that such extended programs will be continued, they have been commonplace in the Company's industry for many years and have been routinely offered by each of its principal suppliers. If, however, these programs changed or were terminated, the Company's liquidity requirements could change materially.

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

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

             Not applicable.

ITEM 2.    CHANGES IN SECURITIES

           (a) On May 6, 1997, the Board of Directors declared a dividend of one Preferred Share Purchase Right on each outstanding share of common stock of the Company. See Note 7 to the Consolidated Condensed Financial Statements.

           (b)   Not applicable.

           (c)   Not applicable.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

             Not applicable.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The Registrant's annual meeting of stockholders was held on February 26, 1997.

           (b)   The following directors were elected at the meeting:

                                                       For           Withheld
                                                       ---           --------
             Mortimer A. Kline, III                 7,875,965        307,823
             Frank C. Alexander                     7,879,765        304,023
             David L. Ferguson                      7,879,965        303,823
             D. Hunt Ramsbottom, Jr.                7,871,745        312,043
             John D. Roach                          7,877,965        305,823
             Louis A. Simpson                       7,879,965        303,823

The foregoing matters are described in more detail in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders dated January 10, 1997.


ITEM 5.    OTHER INFORMATION

             None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS

                                                                              Sequential
                Description                                                   Page Number
                -----------                                                   -----------
Exhibit 11.1    Computation of Net Income per Common and Common
                Equivalent Share.                                                  15

Exhibit 10.54   Waiver and Fourth Amendment to Credit Agreement,
                dated as of May 9, 1997 to the Credit Agreement dated as of
                January 6, 1995 between the Company, Heller Financial, Inc.
                and the banks named herein.                                        17

Exhibit 10.55   Executive Separation Agreement between the Company
                and D. Hunt Ramsbottom, Jr.                                        30


(b)  REPORTS ON FORM 8-K

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THOMPSON PBE, INC.
                                          (Registrant)



Date:  May 12, 1997                        /s/  Michael O'Donovan
                                           ----------------------
                                           Michael O'Donovan
                                           Executive Vice President and
                                           Chief Financial Officer