Form 10-Q
period 1997-06-28
THOMPSON PBE INC
filed 1997-08-12
CIK 929035

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

                  For the quarterly period ended June 28, 1997

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

                                YES  X    NO
                                   -----    -----

As of August 8, 1997, there were 8,645,084 shares of common stock outstanding.


Total number of sequential pages:   29
                                  -------

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               THOMPSON PBE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


                                     ASSETS
                                                         JUNE 30,      SEPTEMBER 30,
                                                           1997            1996
                                                         ---------     -------------
Current assets:
  Cash ............................................      $     155       $     482
  Accounts receivable (net of allowances
   of $1,376 and $1,018) ..........................         20,453          19,741
  Inventory .......................................         30,668          31,440
  Prepaid expenses and other current assets .......          4,456           4,505
  Income tax refund receivable ....................            725           1,435
  Deferred income taxes ...........................          2,195           1,485
                                                         ---------       ---------
   Total current assets ...........................         58,652          59,088

Property and equipment, net .......................          7,810           7,430
Intangible assets, net ............................         62,333          57,403
Other assets ......................................            269             459
                                                         ---------       ---------
                                                         $ 129,064       $ 124,380
                                                         =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and obligations      $   8,430       $   7,013
  Accounts payable ................................         23,478          13,280
  Accrued expenses and other current liabilities ..          8,903           8,546
                                                         ---------       ---------

   Total current liabilities ......................         40,811          28,839

Long-term debt and obligations, net ...............         39,118          44,307


Stockholders' equity:
  Common stock ....................................              9               9
  Additional paid-in capital ......................         61,121          61,479
  Accumulated deficit .............................        (11,995)        (10,254)
                                                         ---------       ---------


   Total stockholders' equity .....................         49,135          51,234
                                                         ---------       ---------

                                                         $ 129,064       $ 124,380
                                                         =========       =========


     See accompanying notes to consolidated condensed financial statements.

                               THOMPSON PBE, INC.
                  CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          JUNE 30,                       JUNE 30,
                                                  -------------------------      -------------------------
                                                     1997            1996          1997             1996
                                                  ---------       ---------      ---------       ---------
Net sales ..................................      $  52,296       $  48,958      $ 151,505       $ 128,084
Cost of sales ..............................         33,659          30,627         97,959          80,305
                                                  ---------       ---------      ---------       ---------

Gross profit ...............................         18,637          18,331         53,546          47,779
                                                  ---------       ---------      ---------       ---------

Selling, general and administrative expenses         14,693          13,684         44,067          37,133
Depreciation ...............................            614             490          1,646           1,345
Amortization of intangible assets ..........            764             590          2,206           1,598
Interest expense ...........................          1,044             756          3,146           1,642
Charge in connection with sale, closure or
  consolidation of certain sites ...........          3,616              --          3,616              --
                                                  ---------       ---------      ---------       ---------

      Total ................................         20,731          15,520         54,681          41,718
                                                  ---------       ---------      ---------       ---------
Income (loss) before income taxes ..........         (2,094)          2,811         (1,135)          6,061
Provision for income taxes .................            190           1,166            606           2,515
                                                  ---------       ---------      ---------       ---------

Net income (loss) ..........................      $  (2,284)      $   1,645      $  (1,741)      $   3,546
                                                  =========       =========      =========       =========


PER SHARE DATA:
Net income (loss) per common and
  common equivalent share ..................      $   (0.26)      $    0.19      $   (0.20)      $    0.40

Weighted average common and
  common equivalent shares .................          8,645           8,834          8,656           8,849


     See accompanying notes to consolidated condensed financial statements.

                               THOMPSON PBE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                             NINE MONTHS ENDED
                                                                 JUNE 30,
                                                          -----------------------
                                                            1997           1996
                                                          --------       --------
Cash flows from operating activities:
Net income (loss) ..................................      $ (1,741)      $  3,546
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Depreciation and amortization ....................         3,852          2,944
  Charge in connection with sale, closure or
    consolidation of certain sites..................         3,616           --
  Changes in operating assets and liabilities ......         7,763         (9,297)
                                                          --------       --------

Net cash provided by (used for) operating activities        13,490         (2,807)
                                                          --------       --------

Cash flows from investing activities:
Purchases of property and equipment ................        (1,832)        (1,320)
Cash paid to acquire companies .....................        (5,750)       (17,669)
Increase in other assets ...........................            24            (34)
                                                          --------       --------

Net cash used for investing activities .............        (7,558)       (19,023)
                                                          --------       --------

Cash flows from financing activities:
Net borrowings (repayments) under line of credit ...        (4,156)        24,268
Payment of financing fees and costs ................          (200)          --
Repayment of long-term debt and obligations ........        (1,691)       (35,523)
Repurchase of common stock .........................          (426)          --
Payments of notes due from officer .................           146           --
Net proceeds from issuance of common stock .........            68         33,225
                                                          --------       --------

Net cash provided by (used for) financing activities        (6,259)        21,970
                                                          --------       --------

Net increase (decrease) in cash ....................          (327)           140
Cash, beginning of period ..........................           482            665
                                                          --------       --------

Cash, end of period ................................      $    155       $    805
                                                          ========       ========


     See accompanying notes to consolidated condensed financial statements.

                               THOMPSON PBE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.       GENERAL

         The consolidated condensed financial statements include the accounts of Thompson PBE, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated condensed financial statements are unaudited. In the opinion of management, such financial statements include all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. These consolidated condensed financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the fiscal year ended September 30, 1996 included in the Company's Annual Report on Form 10-K. The results of operations for the three-month and nine-month periods presented are not necessarily indicative of results that may be expected for the full year.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Change of Fiscal Year - The Company changed its fiscal year end from September 30 of each year to a 52/53 week fiscal year that ends on the Saturday closest to September 30 of each year. The change became effective for the 1997 fiscal year which began on October 1, 1996 and which will end on September 27, 1997. For simplicity of presentation, the Company has described the three months and nine months ended June 28, 1997 as the three months and nine months ended June 30, 1997.

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

4.        STATEMENTS OF CASH FLOWS

         Increases (decreases) in operating cash flows arising from changes in operating assets and liabilities, net of the effect of businesses acquired, consist of the following (in thousands):

                                                 Nine Months Ended
                                                     June 30,
                                               ---------------------
                                                1997          1996
                                               -------       -------
Accounts receivable .....................      $   160       $  (958)
Inventory ...............................          859        (7,735)
Prepaid expenses and other current assets          134          (861)
Accounts payable ........................        8,882         1,420
Accrued expenses and other liabilities ..       (2,183)       (2,053)
Income taxes payable ....................          (89)          890
                                               -------       -------
                                               $ 7,763       $(9,297)
                                               =======       =======

         Cash paid for interest during the nine months ended June 30, 1997 and 1996, was $3,269,000 and $1,417,000, respectively. Cash paid for income taxes during the nine months ended June 30, 1997 and 1996 was $632,000 and $1,535,000 respectively. Cash paid for income taxes during the nine months ended June 30, 1997 included income tax liabilities assumed in connection with the acquisition of several business in 1996.

                               THOMPSON PBE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


5.       ACQUISITIONS OF COMPANIES

         The Company acquired four businesses during the nine months ended June 30, 1997. The businesses acquired, the date of acquisition and the geographic locations of the acquired businesses are as follows:

Northern California Division
----------------------------
J & M Paint Incorporated             December 1996       San Leandro, California

Southern California Division
----------------------------
P.V.N., Inc. dba Murphy's            June 1997           Fresno, California

Rocky Mountain Division
------------------------
Arizona's Southland
  Automotive Products                May 1997            Tempe, Arizona

Northeast Division
-------------------
Auto Body Supply Corporation         October 1996        Boston, Massachusetts


The acquired companies operated four distribution sites prior to their acquisition by the Company, with historical annual revenues totaling approximately $10 million.


6.       LONG-TERM DEBT AND OBLIGATIONS

         Long-term debt and obligations consist of the following (in thousands):


                                                                June 30,  September 30,
                                                                  1997        1996
                                                                --------  -------------
1995 Credit Agreement with Heller Financial, Inc., as
 agent and lender ........................................      $34,582      $36,855
Obligations under various covenant not to
   compete agreements ....................................          278          340
Notes payable to sellers and capital lease obligations ...       12,688       14,125
                                                                -------      -------
Total long-term debt and obligations .....................       47,548       51,320
Less current portion of long-term debt and obligations ...        8,430        7,013
                                                                -------      -------
Total long-term debt and obligations, less current portion      $39,118      $44,307
                                                                =======      =======

         At June 30, 1997 the Company had outstanding $34.6 million under its credit agreement with Heller Financial, Inc. as agent and lender (as amended to date, the "1995 Credit Agreement"). Borrowings under the 1995 Credit Agreement are secured by substantially all of the Company's assets, and such agreement contains significant restrictive covenants which, among other things, require the Company to maintain certain financial ratios and which limit capital expenditures, the incurrence of indebtedness and the payment of cash dividends. Certain of the financial covenant ratios and certain other provisions of the 1995 Credit Agreement were amended effective September 30, 1996 (the "Third Amendment".)

         Effective January 1, 1997, the Company and the banks participating in the 1995 Credit Agreement entered into a Waiver and Fourth Amendment to Credit Agreement (the "Fourth Amendment") which, among other things, waived compliance with certain provisions of the 1995 Credit Agreement and further amended certain of the financial covenants contained therein. At June 28, 1997 the Company was not in compliance with certain financial covenants contained within the 1995 Credit Agreement, as amended.

                               THOMPSON PBE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


6.       LONG-TERM DEBT AND OBLIGATIONS (CONT.)

         The Company and the banks participating in the 1995 Credit Agreement entered into an agreement dated August 11, 1997 (the "Waiver and Fifth Amendment to Credit Agreement") which waived compliance with certain financial covenants through September 27, 1997. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

7.       STOCKHOLDER RIGHTS PLAN

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

         If a person acquires 20% or more of the outstanding common stock of the Company (other than certain exempt persons), each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of shares of Company common stock having a market value at that time of twice the Right's exercise price. Rights held by the 20% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction which has not been approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. The exercisability of the Rights will not be triggered by any person who beneficially owned more than 20% of the Company's common stock at the close of business on May 6, 1997, provided such exempt person acquires no more than an additional 0.25% of the outstanding common stock (presently, slightly more than 21,000 shares) after such date.

         The dividend distribution was paid to stockholders of record on May 29, 1997. The Rights will expire on May 6, 2007, unless amended. The declaration of the Rights dividend did not result in any charge to the Company's results of operations.

8.       RECENT ACCOUNTING PRONOUCEMENTS

         In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting for Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting these statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and accompanying notes included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 1996 contained in the Company's Annual Report on Form 10-K.

         Information contained in this Report includes "forward-looking" statements that are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends" or other similar terminology. See "Forward-looking Statements and Associated Business Risks", and Item 1., "Business --Business Risks." in the Company's Annual Report on Form 10-K.

         A key component of the Company's business strategy has been to make add-on acquisitions to augment its existing operations and to capitalize on opportunities to enter new geographic markets. As described in Note 5 to the Consolidated Condensed Financial Statements, the Company has completed the acquisition of four businesses subsequent to September 30, 1996. The businesses acquired had combined annual sales for their most recent fiscal years of approximately $10.0 million. The Company's acquisition plan for 1997 is presently expected to focus on selective acquisitions in existing markets. In the ordinary course of its business, the Company regularly evaluates, and enters into negotiations relating to, potential acquisition opportunities. See Note 5 to the Consolidated Condensed Financial Statements and "--Liquidity and Capital Resources."

SEASONALITY AND OTHER VARIATIONS IN BUSINESS RESULTS

         The Company's sales and operating results have historically varied substantially from quarter to quarter due to certain factors and the Company expects certain of these fluctuations to continue. Among these factors have been the timing of acquisitions, the promptness with which the Company integrates acquired businesses, seasonal buying patterns of the Company's customers, weather, and the timing and magnitude of supplier price increases and other incentive programs. Historically, sales have slowed in the fall and early winter of each year largely due to weather and the reduced number of business days during the holiday season. As a result, financial performance for the Company's distribution sites is generally lower during the first and second fiscal quarters than during the other quarters of the fiscal year. The timing of acquisitions may also cause substantial fluctuations of operating results from quarter to quarter. The Company's sales and operating results also vary due to changes affecting the domestic wholesale aftermarket for automotive paint and related supplies, such as the volume of warranty repair work and the level of new and used car sales. During the recent fiscal periods, the Company has received a smaller benefit from vendor incentive programs than in prior periods. In addition, the Company also changed certain inventory buying patterns in the second quarter of fiscal 1997 in order to reduce inventory levels, which resulted in decreases in volume purchase discounts and gross margins.

RESULTS OF OPERATIONS

         Net sales. For the three months ended June 30, 1997, net sales increased by 6.8% to $52.3 million from $49.0 million for the three months ended June 30, 1996. For the nine months ended June 30, 1997, net sales increased by 18.3% to $151.5 million from $128.1 million for the nine months ended June 30, 1996. The increases in revenue were primarily attributable to net sales related to acquisitions completed since March 31, 1996. Sales in existing operations were down slightly for the three months and nine months ended June 30, 1997 from the prior year comparable periods, with decreases in volume more than offsetting increased selling prices. See "- Seasonality and Other Variations in Business Results."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT.)

         Gross profit. Gross profit for the three months and nine months ended June 30, 1997 increased to $18.6 million and $53.5 million from $18.3 million and $47.8 million, respectively, for the comparable periods in 1996. Gross profit as a percentage of net sales of 35.6% for the three months ended June 30, 1997 decreased from gross profit as a percentage of net sales of 37.4% for the year earlier period. Gross profit as a percentage of net sales of 35.3% for the nine months ended June 30, 1997 decreased from gross profit as a percentage of net sales of 37.3% for the comparable period in 1996. The reduction in gross profit margins was attributable to a change in the Company's inventory purchasing patterns, including a reduction in inventory purchases in advance of scheduled vendor price increases, a reduction in prompt payment discounts realized on prepayment of inventory purchases made under extended payment terms, a reduction in volume discounts and increased customer support costs. To a lesser extent, competitive pressures also contributed to the decline in gross profit margins.

         Selling, General and Administrative expenses. Selling, general and administrative expenses increased 7.4% to $14.7 million for the three months ended June 30, 1997 from $13.7 million in the year earlier period. Selling, general and administrative expenses increased 18.7 % to $44.1 million for the nine months ended June 30, 1997 from $37.1 million for the comparable period in 1996. The increase in absolute amounts from period to period reflects the increase in costs necessary to support the Company's expanded operations arising from its acquisition program. Selling , general and administrative expenses of 28.1% of net sales for the three months ended March 31, 1997 did not vary significantly from 28.0% of net sales in the year earlier period. Selling , general and administrative expenses as a percentage of net sales of 29.1% for the nine months ended June 30, 1997 did not vary significantly from 29.0% of net sales in the year earlier period. Although revenues at existing sites declined slightly in the current periods as compared to the year earlier periods, selling, general and administrative expenses as a percentage of net sales did not increase for the three months ended June 30, 1997 as compared to the year earlier period due to the effects of expense control efforts, including the effects of decreased management infrastructure, headcount reductions and consolidation of certain sites into other existing locations.

         Depreciation and Amortization expense. Depreciation expense increased to $614,000 in the three months ended June 30, 1997 from $490,000 in the three months ended June 30, 1996. Depreciation expense increased to $1,646,000 in the nine months ended June 30, 1997 from $1,345,000 in the nine months ended June 30, 1996. The increase in depreciation expense is attributable to an increase in fixed assets related to the expanded operations of the Company. Amortization expense for the three months ended June 30, 1997 increased to $764,000 from $590,000 for the three months ended June 30, 1996. Amortization expense for the nine months ended June 30, 1997 increased to $2,206,000 from $1,598,000 for the nine months ended June 30, 1996. These results reflect the net effect of an increase in amortization expense relating to goodwill recorded in connection with the acquisition of companies. Depreciation and amortization expenses are expected to continue to increase from period to period as a result of continued acquisition activity by the Company.

         Interest expense. Interest expense increased to $1,044,000 and $3,146,000 for the three months and nine months ended June 30, 1997, respectively, from $756,000 and $1,642,000 in the comparable periods in 1996. The increase in interest expense reflects an increase in the average amount of debt outstanding as compared to the year earlier periods. Interest expense in future periods will be dependent upon fluctuations in outstanding debt balances, prevailing interest rates and changes in the Company's ratio of senior debt to operating cash flow. See "- Liquidity and Capital Resources."

         Charge in connection with sale, closure or consolidation of certain sites. During the three months ended June 30, 1997, the Company recorded an aggregate charge of $3,616,000 related to the sale or closure of four sites in Alabama and one site in Colorado, as well as the consolidation of five sites into other existing sites. These sales and closures reflected the Company's decision to exit certain markets that were not contributing to the Company's results of operations and its continuing efforts to increase the average revenues per site. The charge consists primarily of unamortized goodwill related to the Alabama and Colorado stores and future lease costs associated with the closed sites.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT.)

         Provision for income taxes. The Company had net taxable income for tax reporting purposes for the three months and nine months ended June 30, 1997 although it had a net loss for financial reporting purposes. As described above, the Company recorded a charge in connection with the sale or closure of certain sites during the three months ended June 30, 1997. Included in the charge was a writeoff of unamortized goodwill recorded in connection with an acquisition in which the Company purchased the outstanding common stock of a business. The writeoff, which will likely result in a capital loss for tax purposes, may be carried forward for a period of five years, and may only be utilized by applying capital gains against the amount carried forward. Because the Company has not generated significant capital gains in the past, it has recorded a reserve against the deferred tax asset arising from the capital loss. As a result, the Company did not recognize a tax benefit in the provision for income taxes for the three months and nine months ended June 30, 1997 in connection with the writeoff of such goodwill amount. In addition, the Company has experienced an increase in its effective tax rate as a result of an increase in nondeductible expenses as a percentage of income before taxes, as compared to the year earlier periods. The effect of nondeductible amortization of intangible assets arising from the acquisition of the stock of certain acquired businesses will continue to result in fluctuations in the Company's effective tax rate as well as a tax rate in excess of the statutory rate.

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

         The Company had working capital of $17.8 million at June 30, 1997. In addition to working capital, the Company's principal source of liquidity was the 1995 Credit Agreement, as amended, which provides for borrowings in an aggregate amount not to exceed $70 million, consisting of (i) a revolving credit facility, with an effective limit of $13.0 million, and (ii) a term loan of $30.0 million, and (iii) an acquisition loan facility of $27.0 million. Borrowings under the 1995 Credit Agreement are secured by substantially all of the Company's assets and such agreement contains significant restrictive covenants which require the Company to maintain certain financial ratios and which limit, among other things, capital expenditures, the incurrence of indebtedness and the payment of cash dividends. As of June 30, 1997, the Company had available to borrow approximately $10.8 million of revolving credit loans under the 1995 Credit Agreement.

         Effective January 1, 1997, the Company and the banks participating in the 1995 Credit Agreement entered into the Fourth Amendment which, among other things, waived compliance with certain provisions of the 1995 Credit Agreement and further amended certain of the financial covenants contained therein. The banks participating in the 1995 Credit Agreement further waived compliance with these financial covenants (the "Waiver and Fifth Amendment to Credit Agreement") through September 27, 1997. In connection with the waiver by the lending banks as described above, the Company paid a fee of 0.25% of the available facililty, and agreed to limit its borrowings under its revolving line of credit to $13 million.

         Failure to satisfy additional covenants under the 1995 Credit Agreement could result in a material adverse affect on the Company's financial position and results of operations. In the event that the Company does not meet the amended financial covenants contained in the 1995 Credit Agreement in future periods, the Company could experience higher interest rates on debt outstanding under the 1995 Credit Agreement, an additional reduction of amounts available under the agreement, other adverse changes in the terms under which outstanding debt is repaid, which could be material, or an acceleration of the due dates of the borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT.)

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

         Cash provided by operations was $13.5 million for the nine months ended June 30, 1997 as compared to cash used by operations of $2.8 million for the year earlier period. Although net income decreased by $5.3 million during the nine months ended June 30, 1997 as compared to the year earlier period, an increase in depreciation and amortization expense and a reduction in cash used for changes in operating assets and liabilities resulted in the change in cash flow from operating activities. During the nine months ended June 30, 1996, changes in accounts receivable and inventory resulted in a use of cash of $8.7 million, whereas during the nine months ended June 30, 1997, changes in inventory and accounts payable balances resulted in a source of cash of $9.7 million.

         The Company's investing activities used cash totaling $5.8 million to acquire businesses during the nine months ended June 30, 1997, as compared to a use of cash of $17.7 million to acquire businesses during the nine months ended June 30, 1996. In addition, the Company had capital expenditures of $1.8 million and $1.3 million in the nine months ended June 30, 1997 and 1996, respectively. Capital expenditures were primarily for refurbishment of distribution sites, upgrades of computer systems and the replacement of delivery vehicles.

         The Company's inventories at June 30, 1997 represented approximately 83 days' sales, as compared to 103 and 89 days' inventory on hand at June 30, 1996 and September 30, 1996, respectively. The decrease in days' inventory at June 30, 1997 as compared to June 30, 1996 is attributable to decreased large volume purchases of inventory from certain manufacturers in advance of the effective date of price increases announced by such manufacturers. Also during the period, the Company reduced its seasonal buying although this change also reduced somewhat the supplier discounts and rebates realized.

         The Company's accounts payable at June 30, 1997 represented approximately 63 days' purchases, compared to 37 days at June 30, 1996. During the current fiscal year, the Company has extended payment of accounts payables to take advantage of payment terms and to increase operating cash flow. As a general matter, the Company's level of accounts payable is favorably impacted by the Company's ability to take advantage of periodic supplier incentive programs, which programs often extend the payment date beyond normal terms with large volume purchases. Accounts payable levels are also impacted by vendor programs allowing the Company additional price discounts for prompt payment of purchases. Accounts payable levels will continue to vary from period to period depending on which vendor payment programs are available or which the Company elects to take advantage of. Although there can be no assurance that such extended programs will be continued, they have been commonplace in the Company's industry for many years and have been routinely offered by each of its principal suppliers. If, however, these programs changed or were terminated, the Company's liquidity requirements could change materially.

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

     (b)  See response to Item 2(a).

     (c)  Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.




ITEM 5.                    OTHER INFORMATION

          The Company announced on July 8, 1997 that it had engaged Donaldson, Lufkin and Jenrette Securities Corporation as a financial advisor to assist its Board of Directors in the exploration of strategic alternatives available to the Company with the objective of maximizing the Company's value for all its stockholders and other constituents. There can be no assurance that the Company will elect to pursue any of the strategic actions it may consider.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS

                                                                                             Sequential
                     Description                                                             Page Number
                     -----------                                                             -----------

Exhibit 4.5          Rights Agreement, dated as of May 6, 1997, between Thompson PBE, Inc.
                     and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Designations of the Series A Junior
                     Participating Preferred Stock of Thompson PBE, Inc. as Exhibit A,
                     the form of Right Certificate as Exhibit B and the Summary of
                     Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on
                     Form 8-K dated May 6, 1997).



Exhibit 10.56        Waiver and Fifth Amendment to Credit Agreement, dated as
                     of August 8, 1997 to the Credit Agreement dated as of January 6,
                     1995 between the Company, Heller Financial, Inc. and the
                     banks named herein                                         .                  15
                                                                                                --------



(b) REPORTS ON FORM 8-K

                     The Registrant filed a Current Report on Form 8-K dated May 6, 1997 reporting under Item 5 the adoption by Thompson PBE, Inc. of a Rights Agreement, dated as of May 6, 1997, between Thompson PBE, Inc. and ChaseMellon Shareholder Services, L.L.C.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THOMPSON PBE, INC.
                                       (Registrant)



Date:  August 11, 1997                 /s/  Michael O'Donovan
                                       -----------------------------------------
                                       Michael O'Donovan
                                       Executive Vice President and
                                       Chief Financial Officer



                                       /s/  Walter Lacher
                                       -----------------------------------------
                                       Walter Lacher
                                       Vice President and Corporate Controller